Form 10KSB
period 2003-12-31
CAPE COASTAL TRADING CORP
filed 2004-04-15
CIK 1219097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 333-105393

CAPE COASTAL TRADING CORPORATION

(Name of small business issuer in its charter)

New York                                            52-2372

(State of organization)                 (I.R.S. Employer Identification

301 West 53, 6C, New York, NY 10019

(Address of principal executive offices)

        Registrant’s telephone number, including area code: 646-215-3583

        Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

        Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

DOCUMENTS INCORPORATED BY REFERENCE: None

State issuer’s revenues for its most recent fiscal year: $125.00.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At April 14, 2004, there were 2,300,375 shares of the Registrant’s Common stock outstanding.

TABLE OF CONTENTS

PART I

PART II

PART III

EXHIBITS

EXHIBIT 3.1	CERTIFICATE OF INCORPORATION
EXHIBIT 3.2	BYLAWS
EXHIBIT 31.1	SECTION 302 CERTIFICATION OF CEO
EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CEO

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this 10KSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and operation plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe”, “expect”, “intend”, “anticipate”, “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “predicts”, “potential”, “continue”, “projects” or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in Item. 6. Management's Discussion and Analysis or Plan of Operation , under the heading “RISK FACTORS”.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

Cape Coastal Trading Corporation (“CCTC” or “Company”) was incorporated on August 16, 2002 and its fiscal year ends December 31. Since its incorporation CCTC has been in its developmental stages. CCTC has had little revenue from operations since its inception and has incurred, and continues to incur, operating losses.

CCTC is in the business of importing artworks and crafts produced primarily in Ghana, Africa, by skilled native artisans and craftsmen. The Company initially procured U.S. $500.00 of artworks and crafts for purposes of providing samples for further marketing of products and initial sales. Imported items include the following:

Ashanti Stools
Leather Purses, Sandals, Book Bags & Wallets
Leather Footrests
Bracelets&Beads
Authentic Kente Cloth
Drums
Masks&Statutes, and an assortment of additional Wood Carvings
Raffia Baskets
Ashanti Dolls
Traditional Games

The Company currently has 2,300,375 shares of its $.001 par value common shares outstanding. In its Initial Public Offering, beginning November 12, 2003, and ending April 11, 2004, the Company sold 33,875 out of the 250,000 shares of common stock registered with the Securities and Exchange Commission on Amendment No. 5, Form SB-2/A, and declared effective, November 12, 2003.

CCTC is a Company that is in its developmental stages and has been in existence for approximately twenty months. CCTC has made no other significant purchases. It has not sold any assets, nor has it been involved in any mergers, acquisitions or consolidations. The Management of CCTC has modest experience in starting up a company and lack operational experience in the importation and sale of African artworks and crafts. Further, no member of management has any experience in running an Internet company. To address these issues, CCTC relies on the advice of independent consultants to assist the company with its development stage activities.

The plan of operation of CCTC is to import and sell artworks and crafts produced in Ghana. CCTC currently has $425.00 of such inventory. The imported artworks and crafts will enable customers to enjoy the history and culture of Ghanaian people in a new way. Management is aware that there are several different types of artworks and crafts from Ghana and other regions of Africa, which are currently available on the market. During the next 12 months, CCTC has several goals in the sales and marketing of its products.

The Business of the Company

I.     Historically Black Colleges and Universities (“HBCU”)

CCTC believes it can offer an immediate market for its products to the African American student population enrolled in the country’s 100 HBCU’s who seek custom hand-made African products. Management believes that this market offers the greatest source of initial revenues for the Company’s custom hand-made leather products, particularly its book-bags. The Company began to directly target and offer its custom hand-made leather book bags in the 4th Quarter of 2003 and 1st quarter of 2004. The Company mailed out informational materials to 91 of the 100 HBCU’s and is in the process of contacting bookstore managers, College and/or University Administrators and representatives of student organizations.

Overall, the U.S. College and University market consists of approximately 15 million people who spend just over $120 billion annually, of which 1/3rd of all students conducted online purchases in 1999. An estimated 70% of all these students have their own credit cards. $30 billion is spent by four million full time students. From this, $23 billion is allocated to necessities.

After a lengthy period of stagnation, overall college enrollment increased by 2 percent from 1999 to 2002, with nearly identical gains at two-year and four-year institutions. Students of color had their largest enrollment increase, 5.6 percent, at the graduate level in 2000. They also exhibited progress at the undergraduate level, with an increase of 3.1 percent, and nearly 2 percent at the professional school level. Overall, college enrollment among students of color increased by more than 48 percent during the past decade, including a gain of nearly 15 percent since 1995. For the most recent year, minority students registered an enrollment gain of 3.3 percent.

CCTC believes this population to be a major market for its leather book bags, purses and jewelry. In particular, the Company believes that the hand-made leather book bags, with the African continent inscribed on the back, as well as other African symbols or college and university logos, will appeal to mature undergraduate, as well as graduate, African American students and professionals attending HBCUs and certain other colleges and universities. The custom hand-made leather book-bags offer features currently available by traditional book-bag providers, such as Jansport and Eastpak. The Company believes its authentic hand-made leather book-bags will be able to compete successfully in this market.

Over the next 6 months, the Company will expend a considerable portion of its resources to obtain access at these campus bookstores in time for the fall semester. To increase the market for the book bags, the Company, on April 9, 2004, engaged Eworldwide Press Release Distribution (“Eworldwide”) to create and distribute a Company release describing the Company and its products for distribution to the College and University Press. Management determined that Eworldwire was the most efficient and cost effective solution to the reach college and university students through various media options made available by Eworldwide.

It is estimated that college and university print newspapers have a 90% readership on a weekly basis, and five out of ten students read their campus paper daily. The College and University Press service offered by Eworldwire is set to distribute CCTC’s release to over 2,800 College and University publications in all 50 states in the U.S. The Company’s release will reach not only editors and journalists at college and university newspapers, but also television, magazines, e-zines, radio and other wire services. The Company also plans to enlist the Black Media, Local and State Media and top 100 US Newspapers distribution services offered by Eworldwide in 2004.

2.     Retail & Department Store Market:

Management believes that the Retail and Department store market offer the greatest source of revenue for the company’s stools, wood-works, and other home and office furnishing. On several occasions Management has observed Ghanaian and other African artworks and crafts in stores such as Pier 1 Imports, Kmart, Wal-Mart, etc. The Company has decided to approach this market in mid-late 2004 so as to gain the necessary operational experience through its activities in the HBCU and College and University market over the next 6 months. The Company will need to raise at least $25,000 in one or more private placements or subsequent public offerings, or obtain financing through revenues from the HBCU and College and University market to fund the activities needed to obtain a share of the Retail and Department store sector.

The Company is currently in the process of designing a catalogue of its custom hand-made wood-works and crafts. In the next twelve months, we will hire a professional photographer and catalogue designer to produce a professional catalogue we believe will aid us in generating sales in this market. Management of CCTC is aware that although its authentic artworks and crafts are unique, it may not be prudent to import these products until it has the necessary market demand to indicate that there is a sufficient interest in the market for such products in department stores and colleges and universities.

The Company is pursuing a listing on the OTC Bulletin Board. Management believes that this will provide CCTC with a competitive advantage and increase its credibility among these and other retail vendors. Management believes that public status on a recognized exchange will enable the Company to obtain greater access to key members of Management in the Retail and Department store sector and also to achieve more favorable contract terms.

3.     Website Improvements:

On April 10, 2003, CCTC entered into a contract with HostPC Internet Services (“HostPC”), a provider of Internet World Wide Web page hosting and e-mail services. In return for an annual subscription fee of $49.90, CCTC secured rights to: (1) its domain name, www.ghanacrafts.com; (2) 350 MB disk space; (3) 4 GB transfer; (4) 50 POP3 email accounts; and (5) Ensim Control Panel. As consideration for the above services CCTC selected, CCTC agreed to pay HostPC the applicable service(s) fees. All fees payable under the contract are non-refundable unless HostPC provides otherwise. Pursuant to HostPC’s cancellation policy, CCTC can cancel the service, with or without cause, at any time in writing.

In the 2nd Quarter of 2003, the Company contracted with Ms. Lin, an independent website designer, to design and maintain the Company’s website, www.ghanacrafts.com, for use as a vehicle to market and sell its products online. Ms. Lin designed the website to have shopping carts and payment capabilities and has placed our website on selected search engines.

In 2004, the Company plans to reengage Ms. Lin to enhance the professional appearance and effectiveness of the website in preparation for its mid-late 2004 Retail and Department store campaign. Part of the redesign and enhancement of the site will include the ability to choose among personalized options, in a scroll bar menu format, for certain of our products. In particular, the custom hand-made leather book-bags can be customized for college or university insignia as opposed to our traditional outline of the African continent. The website currently requires the customer to email the Company with personalized specifications for certain of our products. Although some products will still require further customer specifications, the redesign will have the insignias of all the HBCU’s, and certain other colleges and universities with a strong African-American student population, including options with scrollbar functionality and a quicker sales cycle.

In particular, CCTC will specifically identify those colleges and universities not having only the largest percentage of African Americans students, but also the largest percentage of African Americans enrolled in the freshmen class. Management believes that the freshmen class will be the biggest source of revenue for its book bags. From this, Management also believes that the revenues derived from book bag sales at all colleges and universities, inclusive of HBCUs, will be seasonal in nature, with increased revenues occurring at the beginning of the fall and winter semesters. Management plans to engage Ms. Lin to complete the redesign and functional enhancement of our website in the next 6 months in preparation for the fall semester of 2004.

4.     Marketing:

Management of CCTC understands the importance of a comprehensive marketing program in order to maximize its ability to sell the artworks and crafts. In addition to the production of a professional catalogue to be used in marketing to the Retail and Department store sector, CCTC engaged Eworldwide Press Release Distribution (“Eworldwide”) to distribute a release about the Company and our products. Eworldwide offers company distribution to: (1) Black Media; (2) College and University Press; (3) local and state media distribution; and (4) top 100 US Newspapers. Eworldwide also offers news release editing and writing services that would aid CCTC in crafting its image and message.

On April 9, 2004, CCTC engaged Eworldwide to publish and create a Company release for distribution to the College and University Press. The release, when finalized, will be distributed in the U.S. to approximately 2,800 colleges and universities. In the next 12 months, the Company will also engage Eworldwire for its press distribution services to the (1) Black Media; (2) local and state media distribution; and (3) top 100 US Newspapers.

5.     Shipping and Handling:

Based on oral negotiations with Lizmof Enterprise and Gye Nyame Handicraft Co. Producers and Exporters, CCTC expects that should it execute contracts with these parties, CCTC would provide for FOB Place of Shipment and CCTC would pay for the attendant shipping costs.

As a promotional tool offered for a limited time on its website, CCTC is currently offering free shipping and handling for purchases of over $100. At all times, shipping and handling costs incurred on the part of CCTC will be passed on to consumers through increased prices. As soon as practicable after obtaining the necessary capital, CCTC will commence seeking an established domestic shipping company to deliver ordered products within the United States. It is contemplated that during the next 12 months of operations, CCTC will actively seek to reach its goal of shipping approximately 2,000 units.

Competition

CCTC is aware that it will be competing for market share with well-established importers of artworks and crafts both within the United States and abroad. There are many other importers of artworks and crafts whose products can provide the same enjoyment as the Company’s artworks and crafts and which will be in direct competition with CCTC. Further, the lack of a brand name for CCTC’s artworks and crafts may adversely affect the public’s confidence in the products and its success in the marketplace. The presence of established competitors could adversely affect the ability of CCTC to successfully implement its business plan to sell its products.

CCTC has limited financial, marketing, technical and other resources that are necessary to implement its business plan. Many of CCTC’s competitors have significantly greater financial, marketing, technical and other resources than CCTC. These competitors may be able to devote greater resources to the development, promotion and sale of competing artworks and crafts. Moreover, due to the size of these competitors, they may be able to import artworks and crafts with different designs at price points lower than which CCTC can procure market its artworks and crafts.

Patents, Trademarks and Licenses

CCTC currently holds no patents, trademarks or licenses.

Need for Government Approval

The management of CCTC does not believe that there are any governmental restrictions on the importation and marketing of the artworks and crafts produced in Ghana.

However, data collection, protection, security and privacy issues are a growing concern in the U.S. and in many other countries around the world. Government regulation is evolving in these areas and could limit or restrict CCTC’s ability to market its products to consumers, increase our costs of operation and lead to a decrease in demand for our products. Federal, state and local governmental organizations, as well as foreign governments and regulatory agencies, are also considering legislative and regulatory proposals that directly govern Internet commerce, and will likely consider additional proposals in the future. We do not know how courts will interpret laws governing Internet commerce or the extent to which they will apply existing laws regulating issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet. The growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws that may impose additional burdens on companies that conduct business online.

Federal legislation imposing limits on the ability of states to tax Internet-based sales was enacted in 1998 and will exempt some sales transactions conducted over the internet from multiple or discriminatory state and local taxation. It is possible that this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could adversely affect our business, financial condition and results of operations.

Product Liability

Management does not anticipate any product liability claims against it. In the event, however, that CCTC lacks sufficient capital to obtain, or continue product liability insurance, any product liability claim which is filed against CCTC may result in the failure of CCTC, either as a result of costs expended by CCTC in defending the lawsuit or, as a result of CCTC being unable to satisfy a judgment taken against it.

Contingency Plan

The Company is aware that despite its best efforts, the sales of its artworks and crafts may not be sufficient to result in a profitable corporation. Since the sole purpose of organizing CCTC was to import and sell the artworks and crafts, the Company currently has no plans regarding the direction of CCTC, in the event it is unable to sell a sufficient quantity of the artworks and crafts to create a profitable business. Management believes that even if it were unsuccessful in marketing the artworks and crafts, one option would be the sale of the inventory to an unrelated corporation or, through the combination with another entity.

ITEM 2.  DESCRIPTION OF PROPERTY

At the present time, CCTC’s principal office is located at 301 West 53, 6C, New York, New York, 10019. These offices are being utilized, rent-free, by CCTC and are leased by Mr. Sarfoh. There currently is no written agreement between Mr. Sarfoh and CCTC concerning the company’s rent-free use of office space. Currently, this location serves as the sales office and storage facility for the Company. At such time, CCTC anticipates obtaining storage space for imported artworks and crafts in New York, New York. CCTC does not anticipate purchasing any real estate, nor, does it anticipate purchasing any real property for its office or storage facility. Management for CCTC believes that the rent-free space will be sufficient for the needs of the Company for at least the next 12 months, or until such time where company growth necessitates the need to find larger office and storage space. Management believes that amounts saved on office rent enable CCTC to target limited resources on Company growth strategies.

ITEM 3.  LEGAL PROCEEDINGS

CCTC is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Monday December 29, 2004 at 7:00 p.m., Eastern Time we held our 2003 Annual Meeting of Stockholders for the purpose of electing directors, ratifying the appointment of our independent auditors for fiscal 2003, and ratifying the Amendment No. 5, Form SB-2/A, and declare effective for sale on November 12, 2003. At the meeting Kwajo M. Sarfoh and Trae O. High were re-elected as directors of CCTC for one year terms, until the next Annual Meeting of Board of Directors of the Corporation and until their successors are elected and qualify. Of the 2,000,000 shares outstanding as of the record date, December 15, 2003, of the Annual Meeting, 2,000,000 shares were present in person at the meeting, of which 2,000,000 votes were cast in favor of the election of Mr. Sarfoh as a Director and 2,000,000 shares were cast in favor of the election of Mr. High as a Director. There were no votes cast against their election, no votes withheld from the election, no abstensions and no broker non-votes as to each matter. In addition, the appointment of Thomas Leger & Co., L.L.P as our independent auditors for fiscal 2003, and the Amendment No. 5, Form SB-2/A were ratified with 2,000,000 votes in favor, 0 against , 0 votes withheld, 0 abstensions and 0 broker non-votes.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s securities are currently held of record by a total of approximately 36 persons. There is presently no public market for CCTC’s common stock. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

RECENT SALES OF UNREGISTERED SECURITIES

From January 2003 to March 2003, CCTC completed an Offering of 66,500 shares of its common stock at a price of $0.10 per share to a total of 18 purchasers (“Regulation D Offering”). The last subscription for shares in this Offering was completed on March 31, 2003. The total amount received from the Regulation D Offering was $6,650.00. The Regulation D Offering and sales were deemed to be exempt under Rule 506 of Regulation D and section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons and the company made independent determinations that all of these persons were sophisticated investors, and that they were capable of analyzing the merits and risks of their investment.

In particular, our company confirmed that with respect to the exemption claimed under Rule 506 D and section 4(2) of the Securities Act of 1933, that:

  Each purchaser referred to gave written assurance of investment intent without a view for resale and certificates for shares sold to each purchaser bear a legend consistent with such investment intent and restricting transfer:

  Sales were made to a limited number of persons. No general solicitation to the public was made in connection with such sales;

  Each purchaser represented in writing that they had sufficient sophistication to evaluate the investment and could afford to lose their entire investment without adversely affecting their lifestyle;

  Neither our company nor any person acting on our behalf offered or sold shares by means of any form of general solicitation or general advertising;

  The purchasers represented in writing that they acquired the shares for their own accounts.

  Shareholders have been placed on notice that their securities will need to be sold in compliance with Rule 144 of the Act, and may not be transferred otherwise.

On September 15, 2002, CCTC issued 1,800,000 shares of common stock to Mr. Kwajo M. Sarfoh in exchange for $2,539.00 of capital contributed to CCTC to fund general business operations. CCTC therefore valued the common shares of CCTC at approximately $.00115 per share and recorded the value on its books at $2,539.00. Additionally, the Board of Directors authorized the issuance of 200,000 shares of common stock at $.001 par value to Trae O. High for consulting services provided to the Company amounting to $200.00. and of 200,000 shares of common stock at $.001 par value to David Loev in consideration for $200.00. Mr. The sales to Messrs. Sarfoh, High and Loev were deemed to be exempt under section 4(2) of the Securities Act of 1933, as amended.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

During 1st Quarter ended March 31, 2004 and beginning of the 2nd Quarter, through April 11, 2004, the Company sold 33,875 out of the 250,000 shares of common stock, par value $.001, for a fixed price of $.20 per share. The offering proceeds received from the sale of such shares amounted to $6,775. These shares were registered for sale under the Securities Act of 1933 with the Securities and Exchange Commission on Amendment No. 5, Form SB-2/A, and declared effective for sale on November 12, 2003.

From this offering, $3,800 has been paid to Thomas Leger & Co. L.L.P. for accounting services, $350.00 has been paid to Jason Karavias, Esq. for legal services, $350.00 to the Company's transfer agent, Pacific Stock Transfer Company, for set-up fees of which $390.00 remains payable, and $550.00 to Eworldwire for Company distribution release services to the Colleges and University market. Remaining proceeds from this offering of $1,535 will be used for initial catalogue design, website enhancements and general and administrative expenses.

The management of CCTC anticipates applying for trading in its common stock on the over the counter bulletin board upon the effectiveness of the registration statement of which this prospectus forms a part. However, CCTC can provide no assurances that its shares will be traded on the bulletin board, or, if traded, that a public market will materialize.

No dividends have been declared or paid on the Company’s securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. Income will be retained for the development and expansion of the Company’s business. Dividend policy for the future is subject to the discretion of the Board of Directors, and will depend upon a number of factors, including earnings, debt service, capital requirements, business conditions and other factors that the Board of Directors may deem relevant.

During 1st Quarter ended March 31, 2004 and beginning of the 2nd Quarter, through April 11, 2004, the Company sold 33,875, out of the 250,000, shares of common stock registered under the Securities Act of 1933 with the Securities and Exchange Commission on Amendment No. 5 Form SB-2/A and declared effective November 12, 2003. A prospectus on Form 424(b)(3) was prepared and filed with the Securities and Exchange Commission (“SEC”) prior to use in the offering. The offering proceeds received from the sale of such shares was $6,775, and the Company paid no underwriting discounts or commissions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,” “intends,” “estimates,” “anticipates,” “expects,” “plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10KSB and in the Company’s other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10KSB should be construed as a guarantee or assurance of future performance or future results.

PLAN OF OPERATION

CCTC is in its developmental stages and has generated very little revenue since inception, August 16, 2002. It is imperative that the Company raise $25,000 to satisfy the cash requirements in the next 12 months or until it can sustain itself based on its own operations.

It may become necessary for CCTC to sell additional stock in one or more private placements or subsequent public offerings. If CCTC cannot obtain at least $25,000 in one or more private placements or subsequent public offerings, we will seek financing, however, the financing to be sought may not be forthcoming and even if additional financing becomes available, it may not be available on terms that are favorable to CCTC.

During the next twelve months there are no expected purchases or sales of plant and significant equipment.

Over the next 12 months, the operations CCTC will be focused on identifying a professional photographer and catalogue designer, contacting HBCU bookstore management and key administrative college and university personnel, and selecting an advertising agency to develop a campaign for our products in the Retail and Department store market. CCTC has arranged for both Lizmof Enterprise, a Ghana-based independent foreign dealer and distributor in art, craft and general merchants, and Gye Nyame Handicraft Co., a Ghana-based independent foreign producers and exporters dealer, to procure and distribute artworks and crafts to the company’s office in the United States. In June, July and August of 2004, Management attended several trade shows in New York and was able to identify local carriers of these imported products. CCTC is actively pursuing these local carriers as an alternative means to procure certain items of inventory.

The Company has no written contracts with Lizmof Enterprise or Gye Nyame Handicraft Co. for the production and delivery of any artworks and crafts. Subject to Management approval, Lizmof Enterprise’s has a current list and description of the artworks and crafts to be produced and delivered to the Company . The Company obtained its current inventory selection on a visit to Lizmof Enterprise’s and Gye Nyame Handicraft Co., both located in Ghana, Africa, in December of 2002 by an officer of the Company.

The remaining inventory purchased from Lizmof Enterprise and Gye Nyame Handicrafy Co. in December 2002 will mainly be utilized as samples in CCTC’s marketing efforts to obtain orders for the artworks and crafts. The retail price of our artworks, crafts, and leather products range from $15.00 to $500.00. CCTC expects to sell some of the remaining inventory and receive sales there from.

CCTC anticipates that within the next 12 months it will be in a better position to determine exactly how much should be expended with regard to the actual marketing costs involved in the advertising and promotion of the products. CCTC anticipates expending up to $15,000.00 in marketing costs including advertising in journals and print publications reviewed by consumers, specifically, African American students. These marketing efforts will commence upon the development and distribution of a Company catalogue to selected targets. CCTC contemplates that the $15,000.00 presently allocated for marketing will be sufficient to permit continued marketing of the products until such time as CCTC can fund further marketing efforts through revenues earned by it.

CCTC may hire its first part-time employee. This employee would be responsible for the sales and marketing of the artworks and crafts. It is contemplated that this employee would be employed under terms that will provide for an hourly salary of $15 per hour plus a commission incentive arrangement based upon units sold. At such time as sales for the artworks and crafts reach a level of 500 to 1,000 units, CCTC will have to add a full-time executive employee, to perform day-to-day operations at a salary of approximately $30,000.00. Additionally, a part-time hourly wage employee would be required for storage and shipping purposes. Since CCTC has not allocated funds for this purpose, these individuals would, if necessary, be engaged should we sufficient sales revenue.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compare With Year Ended December 31, 2001

The Company is considered a development stage company. The Company had an increase in sales of $125 during fiscal year 2003 as compared to sales of $0 in fiscal year 2002. This increase is a result of the sale of two items of inventory. The Company has generated very little revenue since inception, August 16, 2002. Net loss increased $6,691, or 63%, to $10,637 for fiscal year 2003 from $3,946 in fiscal 2002. The increase in net loss represents $7,150 in professional fees and $3,082 in general and administrative expenses in fiscal year 2003, as compared to $2,481 in professional fees, $1,265 in general and administrative expenses and $200 in consulting expenses in fiscal year 2002.

Cost of sales were $75 in fiscal year 2003 as compared to $0 in 2002. The increase is a result of the sale of two items of inventory.

The Company had gross profit margins of 40% in fiscal year 2003 as compared to 0% in 2002.

The Company had total expenses of $10,232 in fiscal 2003 consisting of professional fees of $7,150 and $3,082 in general and administrative expenses, as compared to $3,946 in fiscal year 2002. The increase of $6,289 or 61%, resulted primarily from the construction of our website and an increase in accounting and legal fees related to the Company’s registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on Amendment No. 5 Form SB-2/A and declared effective November 12, 2003.

We are currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred through fiscal year 2003. The federal net operating loss carry-forwards balance as of December 31, 2003 was approximately $10,637 compared to $3,946 in the prior year. The net operating loss carry-forward generally available to offset future taxable income through 2022, however, our auditors have expressed concerns about our ability to continue as a going concern, and have reduced the full amount of any benefit we would receive by a valuation allowance.

We had other expenses of $455 consisting of state and local taxes in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had negative working capital of approximately $6,099 as compared to $3,044 in fiscal year 2002. As of fiscal year 2003, current assets were $496 compared to current liabilities of $6,595 for a current ratio of approximately 1.07 to 1 as compared to 1.16 to 1 in fiscal year 2002. As of December 31, 2003, we had a deficit accumulated during the development stage of $14,583.

We had cash of $71 and $122 in fiscal year 2003 and 2002 respectively, representing a $51 decrease.

We had net cash flows used in operations of $6,808 in fiscal 2003 compared to net cash flows provided by operations of $2,180 in fiscal 2002, representing a decrease of $4,628.

During 2003, we recorded depreciation and amortization of $825 compared to $221 for fiscal 2002. The increase in depreciation and amortization is principally attributable to the purchase of computer equipment. In addition, we invested $93 in the acquisition of new computer equipment in 2003.

The principal sources of cash was from investing and financing activities during fiscal 2003, consiting of proceeds from the sale of 66,500 shares of the Company’s common stock at $.10 per share for a total of $6,650 and the sale of 200,000 shares of common stock at $.001 par value to a founder of the Company in consideration for $200.

Shareholders’ deficit at December 31, 2003, increased by $3,787 to ($4,644) as compared to ($857) at December 31, 2002, due primarily to the net loss, which was partially offset by sales of the Company’s common stock.

RISK FACTORS

Management lacks operational experience in the artworks and crafts retail industry.

CCTC is a start-up company that markets and sells products that it imports and exports. Messrs. Sarfoh and High, the current officers of CCTC, have effective control over all decisions regarding both policy and operations of CCTC with no oversight from other management. Messrs. Sarfoh and High do not have any experience in the area of starting-up and properly staffing a company, operating an import and export business, or operating an Internet business. The success of CCTC is contingent upon these individuals’ ability to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent CCTC from becoming a profitable business and an investor from obtaining a return on his investment in CCTC.

Additional capital investment in CCTC may not result in future profit.

CCTC is operating at a loss which may continue in the future. It cannot be determined if an additional capital investment in CCTC will permit CCTC to recognize a profit in the future. As of December 31, 2003, CCTC has sustained operating losses of $14,583. The amount of this loss should not be indicative of future losses sustainable by CCTC. As of December 31, 2003, CCTC had expended only a small amount of office expenses and had not yet begun accruing any expenses with regard to the actual anticipated operating costs. CCTC intends to utilize future revenues to market and procure the delivery of its products and operate its business.

Management may have underestimated the size of the consumer market for their products, which may negatively impact future sales and profit.

At the present time, CCTC has only evaluated the marketability of its products, based upon the management’s perception of the potential value of African artworks and crafts in the marketplace. Once CCTC obtains the necessary capitalization, it will immediately commence direct and targeted marketing of its products, other than on its website at www.ghanacrafts.com and to the 100 HBCU’s”. CCTC’s website was launched in mid-2003 and it is too premature to anticipate how the website will, if at all, aid CCTC in its marketing and sales efforts. In the event marketing efforts reveal that the product is not marketable, CCTC will not have a potential source of income and it will be necessary for CCTC to seek another means of obtaining income or the business will fail.

Consumers may not adopt the Internet as a way of buying African artworks and crafts, which would prevent us from becoming profitable.

We may not be able to convert a large number of consumers who purchase African artworks and crafts, both while visiting Africa, and from traditional shopping methods, to online shopping for African artworks and crafts. As a result CCTC may never achieve widespread customer acceptance of shopping for African artworks and crafts online. Specifically, consumers may not wish to change the way they purchase art and may feel it is necessary to view the actual works of arts and crafts rather than pictures before purchasing them. In addition, consumers may not be willing to make orders online due to the perceived difficulty of placing complex orders online or pricing that does not meet customer expectations of finding competitive prices on the Internet. As a result, we may never derive sufficient revenues from our online retail operations division in order to become a profitable enterprise, which could have a materially adverse impact on our business, results of operations and financial condition.

CCTC may not be able to differentiate its artworks and crafts from competitors which may adversely impact the company’s ability to recognize a profit.

CCTC will be competing with importers of artworks and crafts who sell similar products to the company’s target population and have already established a market for their products. An investor’s ability to realize a return on their purchase of shares will be dependent upon management’s ability to differentiate their artworks and crafts from competitive artworks and crafts currently in the marketplace. CCTC will focus its marketing on the authentic designs of its products and target the segments of the market that will best appreciate this design.

CCTC does not have formalized agreements with its suppliers which could result in increased acquisition costs.

CCTC’s agreement with Lizmof Enterprise and Gye Nyame Handicraft Co. Producers and Exporters are oral in nature. No formalized contract has been entered into thus exposing the company to market price fluctuations which could result in increased product acquisition costs. CCTC expects to formalize an agreement with the above named suppliers upon depletion of its current inventory on hand or upon receiving a specialized customer order from its website. In order to compete, CCTC will have to be assured that it can continually procure a quality product at a competitive price. The lack of a written contract could expose CCTC to increased prices per unit.

Our principal stockholder controls the business affairs of CCTC and thus investors will have limited or no participation in our business affairs.

Currently, our principal stockholder and President, Kwajo Sarfoh, owns approximately 78.2% of our common stock. As a result, he will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business

CCTC may not have sufficient capital to procure its products, which could cause investors to lose all or a part of their investment in us.

In its Initial Public Offering, CCTC received less than 15% of the maximum offering price of $50,000, or $6,775, and sold 33,875 of the 250,000 shares offered for sale. CCTC will be able to operate, however, it may need to seek additional sources of financing. If additional financing is sought however, the financing to be sought may not be forthcoming and even if additional financing becomes available, it may not be available on terms that are favorable to CCTC. In the event that it cannot sell all of the shares being offered or obtain adequate financing, CCTC will concentrate its efforts on the purchase of debt. However, it may become necessary for CCTC to sell additional stock in one or more private placements or subsequent public offerings. If CCTC cannot obtain additional financing and revenue from operations are insufficient, it will have to cease operations and investor’s value will be lost.

CCTC may not recognize an operating profit in the future unless it can employ experienced management to operate the business on a full-time basis.

CCTC is currently dependent upon the efforts of Messrs. Sarfoh and High. Specifically, the company’s performance is substantially dependent on the performance of Mr. Sarfoh, its president. The loss of the services of Mr. Sarfoh could have a materially adverse impact on our business, results of operations or financial condition. In addition, the absence of Mr. Sarfoh will force us to seek a replacement who may have less experience, limited direct access to the markets and artisans in Ghana or who may not understand our business as well, or we may not be able to find a suitable replacement.

A conflict of interest may arise regarding the amount of time that CCTCs current officers can devote to CCTC business activities.

CCTC’s officers are only engaged in the business activities of CCTC on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to CCTC’s business activities and the amount of time required to be devoted to such other activities. Messrs. Sarfoh and High, CCTC’s current officers, are engaged in the practice of public accountancy on a full-time basis. They devote 20 hours per week to CCTC’s business activities. This amount of time historically has been sufficient to satisfy the business needs of CCTC. Subsequently to this offering, CCTC will increase its business activities in terms of marketing, product procurement, sales, and administration. This increase in business activities will require that CCTC’s officers engage in the business activities of CCTC on a full-time basis, thereby causing Messrs. Sarfoh and High a conflict of interest.

CCTC has not entered into binding employment contracts with Messrs. Sarfoh and High requiring them to devote sufficient time to CCTC business activities, thereby potentially inhibiting CCTCs ability to grow its business.

In the event that there is a conflict of interest and Messrs. Sarfoh and High are not willing to devote more time to CCTC’s business activities, they may either employ full-time employees who have the experience and expertise necessary to bring the artworks and crafts to market, resign after finding suitable successors or cease operations, causing investors to lose their investment in us. While it is expected that other management will be added over time, there are no assurances that such will occur. If management does not devote adequate time or find experienced employees, investors will lose their investment in us.

CCTC does not expect to pay cash dividends, which may lower expected returns for investors.

When making an investment in CCTC, an investor should not expect to receive cash dividends from CCTC. An investor must evaluate the potential for his return on his investment, based upon the investor’s future ability to sell the shares purchased through this offering for a greater amount in the future. The holders of CCTC common stock are entitled to receive dividends when and if declared by the Board of Directors. CCTC does not intend to pay cash dividends in the foreseeable future, but instead intends to retain any and all earnings to finance the growth of the business. To date, CCTC has not paid cash dividends on its common stock.

There is not an established market for shares of CCTC common stock, which could make markets for these shares highly illiquid.

Investors may not be able to sell shares acquired in this offering because CCTC common stock is not currently publicly traded. It is unlikely that any active public trading market can be established or sustained in the foreseeable future. CCTC intends to have its common stock quoted on the OTC electronic bulletin board as soon as practicable, however, there can be no assurance that CCTC shares will be quoted on the over the counter bulletin board. Until there is an established trading market, holders of CCTC common stock will find it difficult to sell or to obtain accurate quotations for the price of the common stock. CCTC does not currently meet the requirement to have shares listed on the American Stock Exchange (“AMEX”) or the NASDAQ stock market, therefore, any market for securities that does develop will be highly illiquid. It is unknown whether CCTC common shares will achieve sufficient distribution or that it will be able to obtain the number of market makers necessary to obtain listing on the NASDAQ stock market in the foreseeable future.

CCTC shares are considered penny stock, which may impact an investors ability to re-sell their shares in the public market.

Federal law imposes additional disclosure requirements for this stock, which may have a materially adverse impact on the investors’ ability to resell their shares in the public market. CCTC’s common stock is currently considered a “Penny Stock,” “as defined under Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, under federal securities laws since its market price is below $5.00 per share. Federal rules and regulations under the Securities Exchange Act of 1934, generally impose additional sale practice and disclosure requirements on broker/dealers who sell or recommend CCTC’s shares to certain investors. Broker/dealers who sell Penny Stock to certain types of investors may be required to comply with the Securities and Exchange Commission’s regulations concerning the transfer of Penny Stock. If an exemption is not available, these regulations require broker/dealers to make a suitability determination prior to selling Penny Stock to the purchaser, receive the purchaser’s written consent to the transaction, and provide certain written disclosures to the purchaser. These rules may affect the ability of broker/dealers to make a market in or to trade CCTC shares. In turn, this may impact the investors’ ability to re-sell those shares in the public market.

Our auditor has expressed substantial doubt about the continuing operation of our business

The capital placed into CCTC through this offering may not be sufficient to permit CCTC to continue operations as an ongoing business. An investor should be aware that his investment will be lost if the Company cannot continue to operate. The projected need for additional capital in our business may not be sufficient to sustain CCTC’s operation over the next 12 months. Therefore, even if all of the shares offered pursuant to this offering are purchased, the investors’ investment may be of little or no value should future events not occur as projected.

CRITICAL ACCOUNT POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. There is substantial doubt that the Company will generate sufficient revenues during 2004 to meet its operating cash requirements. Accordingly, the Company’s ability to continue operations through 2004 depends on its success in obtaining equity financing in an amount sufficient to support its operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise additional capital through private or public securities offerings.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Cape Coastal Corp.

New York, NY

We have audited the accompanying balance sheet of Cape Coastal Trading Corp. (a New York Corporation and development stage company) as of December 31, 2003 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2003 and for the period from inception (August 16, 2002), to December 31, 2002 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape Coastal Trading Corp., as of December 31, 2003 and its operations and cash flows for the year ended December 31, 2003 and for the period from inception (August 16, 2002), to December 31, 2002 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customer in the U.S. The Company has incurred substantial operational losses in the year ended December 31, 2003 and for the period from inception (August 16, 2002), to December 31, 2002 and 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

April 2, 2004
Houston, Texas

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
Cash	$ 71
Inventory	425

Total current assets	496
FIXED ASSETS, NET	1,455

TOTAL ASSETS	$ 1,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 4,100
Payable to shareholder	2,495

TOTAL CURRENT LIABILITIES	6,595

STOCKHOLDERS' DEFICIT
Common stock: $.001 par value; 50,000,000
shares authorized, 2,266,500 issued and
outstanding	2,266
Paid-in capital	7,673

Retained deficit accumulated in the
development stage	(14,583)

Total stockholders' deficit	(4,644)

TOTAL LIABILITIES AND STOCKHOLDERS'	$ 1,951
DEFICIT

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO DECEMBER 31, 2002 AND 2003

	2003	2002	CUMULATIVE FROM INCEPTION TO DECEMBER 31, 2003
REVENUE	$125	$--	$125

COST OF GOODS SOLD	75	--	75

GROSS PROFIT	50	--	50

EXPENSES
General and administrative	3,082	1,265	4,347

Consulting fees	--	200	200
Professional fees	7,150	2,481	9,631

Total operating costs and expenses	10,232	3,946	14,178

OTHER (INCOME) EXPENSE
State and local taxes	455	--	455

Loss from operations and before taxes	(10,637)	(3,946)	(14,583)

PROVISION FOR INCOME TAXES	--	--	--

Net loss	$(10,637)	$(3,946)	$(14,583)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic and diluted	2,187,353	2,000,000

 The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE PERIOD FROM INCEPTION
(AUGUST 16, 2002) TO DECEMBER 31, 2002 AND 2003

	Date	Common Stock Shares	Amount	Additional Paid-In capital	Deficit accumulated during the development stage	Total
Balance,
August 16, 2002			$--	$--	$--	$--

Stock Issued
Accounts
Payable
services
($.001 per share)
Consulting
Services	9/10/02	1,800,000	1,800	739	--	2,539

Stock issued
for accounts
payable
($.001 per share)	9/10/02	200,000	200	--	--	200

Capital Contributions	11/08/02	--	--	350	--	350

Net Loss		--	--	--	(3,946)	(3,946)

Balance December 31, 2002		2,000,000	2,000	1,089	(3,946)	(857)

Stock issued
for cash
($.001 per share)	4/10/03	63,000	63	6,237	--	6,300

Stock issued
for cash
($.001 per share)	4/21/03	203,500	203	347	--	550

Net Loss		--	--	--	(10,637)	(10,637)

Balance,
December
31, 2003		2,266,500	$2,266	$7,673	$(14,583)	$(4,644)

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 2003 AND FOR THE PERIOD FROM INCEPTION
(AUGUST 16, 2002) TO DECEMBER 31, 2002 AND 2003

	2003	2002	CUMULATIVE FROM INCEPTION TO DECEMBER 31, 2003
Net Loss	$(10,637)	$(3,946)	$(14,583)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	825	221	1,046
Stock Issued for consulting	--	200	200
Changes in assets and liabilities:
Inventories	75	(500)	(425)
Accounts payable	1,319	5,320	6,639
Payable to shareholder	1,610	885	2,495

Net cash (used in) provided by operating activities	(6,808)	2,180	(4,628)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of fixed assets	(93)	(2,408)	(2,501)

Net cash used in investing activities	(93)	(2,408)	(2,501)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock	6,850	--	6,850
Proceeds from capital contributions	--	350	350

Net cash provided by financing activities	6,850	350	7,200

INCREASE (DECREASE) IN CASH	(51)	122	71
CASH AT BEGINNING OF PERIOD	122	--	--

CASH AT END OF PERIOD	$71	$122	$71

SUPPLEMENTAL INFORMATION
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

Stock issued for accounts payable	$--	$2,539	$2,539

The accompanying notes are an integral part of these financial statements

CAPE COASTAL TRADING CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED
DECEMBER 31, 2003 AND FOR THE PERIOD FROM INCEPTION
(AUGUST 16, 2002) TO DECEMBER 31, 2002 AND 2003

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cape Coastal Trading Corp. (“The Company”) is a development stage company that was incorporated in New York on August 16, 2002. The Company is focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S. The Company is engaged in the planning, selection, and procurement of these products.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are derived from the sale of arts and crafts from Ghana, Africa to customers in the U.S. The company recognizes revenues when realizable and earned. Revenue from sales of products and related cost of products sold will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable, and collectability is reasonable assured. This generally occurs when the customer receives the product at which time title passes to the customer. Revenues will be recorded net of any provisions for estimated product returns. Customers generally do not have the right to return product unless damaged or defective.

Cash and Cash Equivalents

The Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is accounted for under the first in, first out method and are recorded at the lower of cost or market. Inventory consists of products for resale at December 31, 2003.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. Routine repairs and maintenance costs are charged to operations as incurred while the costs of significant improvements are capitalized. The major class of property and equipment is computer equipment at December 31, 2003 and for the period ended December 31, 2002 was $2,501 and $2,408, respectively. Depreciation expense for the year ended 2003 and for the period from inception (August 16, 2002) to December 31, 2002 and 2003 was $825, $221, and $1,046, respectively. Accumulated depreciation for the year ended 2003 and for the period ended December 31, 2002 was $1,046 and $221, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable or the period plus or minus the net change in the deferred tax assets and liabilities.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the determined fair value of the Company’s stock at the date of grant over the stock purchase price.

Net Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

Reclassifications

The accompanying financial statements for prior years contain certain reclassifications to conform to current year presentation.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”) as superseded in December 2003 by FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—an interpretation of ARB 51 (“FIN No. 46R”). FIN No. 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact our financial position, cash flows or results of operations.

2.     GOING CONCERN

Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. There is substantial doubt that the Company will generate sufficient revenues during 2004 to meet its operating cash requirements. Accordingly, the Company’s ability to continue operations through 2004 depends on its success in obtaining equity financing in an amount sufficient to support its operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise additional capital through private or public securities offerings.

3.     INCOME TAXES

	12/31/2003	12/31/2002	INCEPTION AUGUST 16, 2002
Operational Loss	$(10,637)	$(3,946)	$(14,854)

Future Tax Benefit	$3,617	$1,342	$4,959
Valuation Allowance	3,617	1,342	4,959

Tax Liability	$ --	$ --	$ --

4.     CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

5.     RELATED PARTY TRANSACTION

At December 31, 2003 the Company owed $2,495 to a major shareholder for purchases he made and expenses he paid on behalf of the Company.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CCTC has no changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES.

          (a)      Evaluation of disclosure controls and procedures. The Companys chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

           (b)     Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives. There was no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position(s) Held
Kwajo M. Sarfoh	31	President, CEO, Director, and Treasurer
Trae O. High	33	Vice President, Director, and Secretary

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Kwajo M. Sarfoh has served as our president, director and treasurer since our incorporation in August 2002. Mr. Sarfoh is a native citizen of Ghana, Africa and maintains established relationships within Ghana. Mr. Sarfoh has lived in the United States for over 28 years and currently resides in New York City. The diverse culture and artistic nature found within the United States leads Mr. Sarfoh to believe that an active market exists for the Company’s products. From September 2000 January 2001, Mr. Sarfoh was employed at Flott & Co. as a law associate specializing in international tax. Beginning August 2001, Mr. Sarfoh has worked as an federal tax consultant at Deloitte & Touche LLP. Mr. Sarfoh received a bachelor degree in economics from the State University of New York at Albany, a law degree from Boston University Law School, a masters in business administration from Boston University School of Management, and a masters of law in taxation from Georgetown University Law Center.

Trae O. High has served as an officer, director and secretary of the Company since its incorporation. From May 1998 to August 2000, Mr. High was employed with Excel Communications, Inc. as a tax research specialist. Beginning July 2001, Mr. High has worked as an international tax consultant at Deloitte & Touche LLP. Mr. High received his bachelor degree in business administration from the University of Texas at Austin, a master of science in accounting from University of Texas at Dallas, a law degree from Southern Methodist University, and a masters of law in taxation from Georgetown University Law Center in June 2001.

Neither Mr. Sarfoh, Mr. High nor Mr. Loev has been involved in any of the legal proceedings described in 401(d) of Regulation S-B during the past five years.

TERM OF OFFICE:

The Directors of CCTC are appointed for a period of one year or until such time as their replacements have been elected by the Shareholders. The Officers of the Corporation are appointed by the Board of Directors and hold office until they are removed by the Board.

AUDIT COMMITTEE

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant’s independence.

CODE OF ETHICS

The Board of Directors adopted a Code of Ethics in April 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Kwajo Sarfoh, Chief Executive Officer, 302 W 53rd, 6C, New York, New York 10019,.

ITEM 10    EXECUTIVE COMPENSATION.

The company’s two directors and executive officers, Mr. Sarfoh and Mr. High, did not accrue and do not receive any compensation for their services performed during the past fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of September 23, 2003 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address	Number of Shares Owned Beneficially	Percent of Class
Kwajo M. Sarfoh (1)	1,800,000	78.2%

Trae O. High(2)	200,000	8.6%

David L. Loev(3)	200,000	8.6%

All officers
and directors
as a group (42 people)	2,000,000	86.8%

(1)     Address is 301 West 53rd Street, 6C, New York, NY 10019. (2) Address is 505 West 54th Street, 313, New York, NY 10019. (3) Address is 1510 Crescent Oak Drive, Missouri City, Texas 77459.

The percent of class is based on 2,300,375 shares of common stock issued and outstanding as of April 11, 2003, par value $.001 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 15, 2002, CCTC issued 1,800,000 shares of common stock to Mr. Kwajo M. Sarfoh, our Chief Executive Officer, in exchange for $2,539.00 of capital contributed to CCTC to fund general business operations. CCTC therefore valued the common shares of CCTC at approximately $.00115 per share and recorded the value on its books at $2,539.00. Mr. Sarfoh currently holds a control position in the business, owning a total of 78.2% of the outstanding common stock.

Additionally, the Board of Directors authorized the issuance of 200,000 shares of common stock at $.001 par value to Trae O. High, our Secretary, for consulting services provided to the Company amounting to $200.00. and 200,000 shares of common stock at $.001 par value to David Loev in consideration for $200.00. Mr. High and Mr. Loev each currently own an 8.6% beneficial interest in the Company. Messrs. Sarfoh, High and Love are promoters and founders in the Company. The sales to Messrs. Sarfoh, High and Loev were deemed to be exempt under section 4(2) of the Securities Act of 1933, as

There are no contractual agreements between Mr. Sarfoh and any other individual, whether a shareholder or not, and CCTC.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits listed below are filed as part of this Annual Report.

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 20, 2003).

3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 20, 2003).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Thomas Leger & Co., L.L.P. for audit and review of the Company’s annual financial statements for $ 6,800 for the fiscal year ended December 31, 2003, and $1,231for the fiscal year ended December 31, 2002.

All Other Fees

Thomas Leger & Co., L.L.P. did not bill the Company for any services other than the foregoing during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE COASTAL TRADING CORPORATION. /S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, President Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, Principal, Financial Officer and Director Date: April 14, 2004

/S/ Trae O. High —————————————— Trae O. High, Director Date: April 14, 2004