Form 10KSB/A
period 2003-12-31
CAPE COASTAL TRADING CORP
filed 2004-04-20
CIK 1219097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 333-105393

CAPE COASTAL TRADING CORPORATION

(Name of small business issuer in its charter)

New York                                            52-237226

(State of organization)                 (I.R.S. Employer Identification)

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