Form 10QSB
period 2004-03-31
CAPE COASTAL TRADING CORP
filed 2004-05-24
CIK 1219097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 333-105393

CAPE COASTAL TRADING CORPORATION

(Name of small business issuer in its charter)

New York                                            52-23722

(State of organization)                 (I.R.S. Employer Ide

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

Yes [ ] No [X]

As of May 24, 2004, there were 2,300,375 shares of the Registrant's common stock outstanding.

TABLE OF CONTENTS

PART I

	Page
ITEM 1	DESCRIPTION OF BUSINESS	2
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6
ITEM 3	CONTROLS AND PROCEDURES	9

PART II

	Page
ITEM 1	LEGAL PROCEEDINGS	9
ITEM 2	CHANGES IN SECURITIES	9
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 5	OTHER INFORMATION	9
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	9

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$ 4,325
Inventory	425

Total current assets	4,750
FIXED ASSETS, NET	1,247

TOTAL ASSETS	$ 5,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 5,500
Payable to shareholder	3,360

TOTAL CURRENT LIABILITIES	8,860

STOCKHOLDERS' DEFICIT
Common stock: $.001 par value; 50,000,000
shares authorized, 2,290,875 issued and
outstanding	2,290
Paid-in capital	12,524

Retained deficit accumulated in the
development stage	(17,677)

Total stockholders' deficit	(2,863)

TOTAL LIABILITIES AND STOCKHOLDERS'	$ 5,997
DEFICIT

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO MARCH 31, 2004

(UNAUDITED)

	2004	2003	CUMULATIVE FROM INCEPTION TO MARCH 31, 2004
REVENUE	$--	$--	$125

COST OF GOODS SOLD	--	--	75

GROSS PROFIT	--	--	50

EXPENSES
General and administrative	3,094	564	7,441

Consulting fees	--	--	200
Professional fees	--	--	9,631

Total operating costs and expenses	3,094	564	17,272

OTHER EXPENSE
State and local taxes	--	455	455

Loss from operations and before taxes	(3,094)	(1,019)	(17,677)

PROVISION FOR INCOME TAXES	--	--	--

Net loss	$(3,094)	$(1,019)	$(17,677)

LOSS PER SHARE Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic and diluted	2,268,657	2,218,152

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
MARCH 31, 2004 AND 2003 AND FOR THE PERIOD FROM INCEPTION
(AUGUST 16, 2002) TO MARCH 31, 2004

(UNAUDITED)

	2004	2003	CUMULATIVE FROM INCEPTION TO MARCH 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,094)	$(1,019)	$(17,677)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	208	200	1,254
Stock Issued for consulting	--	200	200
Changes in assets and liabilities:
Inventories	--	--	(425)
Accounts payable	1,400	(2,481)	8,039
Payable to shareholder	865	40	3,360

Net cash used in operating activities	(621)	(3,060)	(5,249)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of fixed assets	--	--	(2,501)

Net cash used in investing activities	--	--	(2,501)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock	4,875	6,650	11,725
Proceeds from capital contributions	--	--	350

Net cash provided by financing activities	4,875	6,650	12,075

INCREASE IN CASH	4,254	3,590	4,325
CASH AT BEGINNING OF PERIOD	71	122	--

CASH AT END OF PERIOD	$4,325	$3,712	$4,325

SUPPLEMENTAL INFORMATION
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

Stock issued for accounts payable	$--	$--	$2,539

The accompanying notes are an integral part of these financial statements

CAPE COASTAL TRADING CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003 AND FOR THE
PERIOD FROM INCEPTION (AUGUST 16, 2002) TO MARCH 31, 2004

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes of the Company on Form 10-KSB for the quarter ended December 31, 2003.

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

3.     RELATED PARTY TRANSACTION

At March 31, 2004 the Company owed $3,360 to a major shareholder for purchases he made and expenses he paid on behalf of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this Form 10-QSB, the following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results

PLAN OF OPERATION

CCTC is in its developmental stages and has generated very little revenue since its inception, August 16, 2002. It is imperative that the Company raise $25,000 to satisfy the cash requirements in the next 12 months or until it can sustain itself based on its own operations. Currently, the Company does not have any commitments for capital from its officers, directors, majority shareholders or otherwise. There are no assurances that the Company will be able to raise any additional financing. If the Company does not raise additional financing, the Company may be forced to scale back, curtail or cease its business operations.

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

Over the next 12 months, the operations of CCTC will be focused on identifying a professional photographer and catalogue designer, contacting HBCU bookstore management and key administrative college and university personnel, and selecting an advertising agency to develop a campaign for our products in the Retail and Department store market. CCTC has arranged for both Lizmof Enterprise, a Ghana-based independent foreign dealer and distributor in art, craft and general merchants, and Gye Nyame Handicraft Co., a Ghana-based independent foreign producers and exporters dealer, to procure and distribute artworks and crafts to the company’s office in the United States. In June, July and August of 2004, Management attended several trade shows in New York and was able to identify local carriers of these imported products. CCTC is actively pursuing these local carriers as an alternative means to procure certain items of inventory.

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

Only in the event the Company raises the additional $25,000. as discussed above, CCTC may hire its first part-time employee. This employee would be responsible for the sales and marketing of the artworks and crafts. It is contemplated that this employee would be employed under terms that will provide for an hourly salary of $15 per hour plus a commission incentive arrangement based upon units sold. At such time as sales for the artworks and crafts reach a level of 500 to 1,000 units, CCTC will have to add a full-time executive employee, to perform day-to-day operations at a salary of approximately $30,000.00. Additionally, a part-time hourly wage employee would be required for storage and shipping purposes. Since CCTC has not allocated funds for this purpose, these individuals would, if necessary, be engaged should we sufficient sales revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 (THE "2004 QUARTER") COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 (THE "2003 QUARTER").

The Company is considered a development stage company and has generated very little revenue since its inception, August 16, 2002. Cost of sales was $0 in Quarter 2004 as well as Quarter 2003. In Quarter 2003 the Company had total operating costs and expenses of $1,019, consisting of $564 in general and administrative expenses as compared to total operating costs and expenses of $3,094 in Quarter 2004, consisting of general and administrative expenses of $3,094

Net operating loss increased $2,075 from $1,019 in Quarter 2003 to $3,094, or 3.04%, in Quarter 2004.

We had other expenses of $455 consisting of state and local taxes in Quarter 2003 compared to $0 in Quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had total current assets of $4,750, which consisted of $4,325 in cash and $435 in inventory. At March 31, 2004, total current liabilities were $8,860, which consisted of $5,500 in accounts payable and $3,360 in shareholder payables. At March 31, 2004, the Company had negative working capital of $4,110 and with a current ratio of 54%. As of March 31, 2004, we had a deficit of $17,677.

During Quarter 2004, the Company had an increase in cash of $4,254. The Company used $621 in operating activities during Quarter 2004, which consisted of its net loss of $3,094 that was offset by the following adjustments: $208 for depreciation expense, $1,400 for an increase in accounts payable and $864 for an increase in payable to shareholder.

During Quarter 2004, the Company received $4,875 from issuance of common stock.

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

ITEM 3     CONTROLS AND PROCEDURES.

          (a)      Evaluation of disclosure controls and procedures. The Companys chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

           (b)     Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance of the achievement of these objectives. There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CCTC is not currently a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1                   Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 20, 200

3.2                   Bylaws (incorporated by reference from Registration Statement on Form 10-SB  filed with the Securities and Exchange Commission on May 20, 200

3.3                     Share Certificate (incorporated by reference to Registration Statement on Form SB-2 filed with the  Securities and Exchange Commission, Registration Statement No. 333-105393, on May 20, 2003

10.1                  Website Designer Contract (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on August 12, 2003).

10.2                  HostPC Contract (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission,Registration Statement No. 333-105393, on August 12, 2003

10.3                  Subscription Agreement (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on August 12, 2003)

10.4                  Registration Rights Agreement (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on May 20, 2003).

10.5                  Subscription Agreement (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on August 12,2003).

31.1                  Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amende

32.1                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

(b) Reports of Form 8K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE COASTAL TRADING CORPORATION.

/S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, President, Director, Treasurer, Controller Date: May 24, 2004