Form 10QSB/A
period 2004-03-31
CAPE COASTAL TRADING CORP
filed 2004-05-25
CIK 1219097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 333-105393

CAPE COASTAL TRADING CORPORATION

(Name of small business issuer in its charter)

New York                                            52-2372260

(State of organization)                 (I.R.S. Employer Identification Number)

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

Over the next 12 months, the operations of CCTC will be focused on identifying a professional photographer and catalogue designer, contacting HBCU bookstore management and key administrative college and university personnel, and selecting an advertising agency to develop a campaign for our products in the Retail and Department store market. CCTC has arranged for both Lizmof Enterprise, a Ghana-based independent foreign dealer and distributor in art, craft and general merchants, and Gye Nyame Handicraft Co., a Ghana-based independent foreign producers and exporters dealer, to procure and distribute artworks and crafts to the company’s office in the United States. In June, July and August of 2003, Management attended several trade shows in New York and was able to identify local carriers of these imported products. CCTC is actively pursuing these local carriers as an alternative means to procure certain items of inventory.

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

CAPE COASTAL TRADING CORPORATION.

/S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, President, Director, Treasurer, Controller Date: May 25, 2004