Form 10QSB
period 2004-06-30
CAPE COASTAL TRADING CORP
filed 2004-08-24
CIK 1219097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [ ] No [X]

As of August 23, 2004, there were 2,300,375 shares of the Registrant's common stock outstanding.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3	CONTROLS AND PROCEDURES

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
ITEM 2	CHANGES IN SECURITIES
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$ 1,401
Inventory	425

Total current assets	1,826
FIXED ASSETS, NET	1,038

TOTAL ASSETS	$ 2,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 3,340
Payable to shareholder	3,411

TOTAL CURRENT LIABILITIES	6,751

STOCKHOLDERS' DEFICIT
Common stock: $.001 par value; 50,000,000
shares authorized, 2,300,375 issued and
outstanding	2,300
Paid-in capital	14,414

Retained deficit accumulated in the
development stage	(20,601)

Total stockholders' deficit	(3,887)

TOTAL LIABILITIES AND STOCKHOLDERS'	$ 2,864
DEFICIT

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
REVENUE	$--	$125

COST OF GOODS SOLD	--	75

GROSS PROFIT	--	50

EXPENSES
General and administrative	1,473	750

Professional fees	1,450	--

Total operating costs and expenses	2,923	750

OTHER EXPENSE
State and local taxes	--	--

Loss from operations and before taxes	(2,923)	(750)

PROVISION FOR INCOME TAXES	--	--

Net loss	$(2,923)	$(700)

LOSS PER SHARE Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic and diluted	2,283,765	2,106,895

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO JUNE 30, 2004

(UNAUDITED)

	2004	2003	CUMULATIVE FROM INCEPTION TO JUNE 30, 2004
REVENUE	$--	$125	$125

COST OF GOODS SOLD	--	75	75

GROSS PROFIT	--	50	50

EXPENSES
General and administrative	3,167	1,135	7,515

Consulting fees	--	--	200
Professional fees	2,850	--	12,481

Total operating costs and expenses	6,017	1,135	20,601

OTHER EXPENSE
State and local taxes	--	455	455

Loss from operations and before taxes	(6,017)	(1,540)	(20,601)

PROVISION FOR INCOME TAXES	--	--	--

Net loss	$(6,017)	$(1,540)	$(20,601)

LOSS PER SHARE Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic and diluted	2,283,765	2,106,895

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
JUNE 30, 2004 AND 2003 AND FOR THE PERIOD FROM INCEPTION
(AUGUST 16, 2002) TO JUNE 30, 2004

(UNAUDITED)

	2004	2003	CUMULATIVE FROM INCEPTION TO JUNE 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,017)	$(1,540)	$(20,601)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	417	75	1,463
Stock Issued for consulting	--	--	--
Changes in assets and liabilities:
Inventories	--	--	(425)
Accounts payable	(760)	(2,481)	3,340
Payable to shareholder	915	447	4,310

Net cash used in operating activities	(5,445)	(3,499)	(11,913)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of fixed assets	--	93	(2,501)

Net cash used in investing activities	--	93	(2,501)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock	6,775	6,851	15,465
Proceeds from capital contributions	--	--	350

Net cash provided by financing activities	6,775	6,851	15,815

INCREASE IN CASH	1,330	3,259	1,401
CASH AT BEGINNING OF PERIOD	71	122	--

CASH AT END OF PERIOD	$1,401	$3,381	$1,401

SUPPLEMENTAL INFORMATION
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

Stock issued for accounts payable	$--	$--	$2,539

The accompanying notes are an integral part of these financial statement

CAPE COASTAL TRADING CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003 AND FOR THE
PERIOD FROM INCEPTION (AUGUST 16, 2002) TO JUNE 30, 2004

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cape Coastal Trading Corp. (“The Company” or "CCTC) is a development stage company that was incorporated in New York on August 16, 2002. The Company is focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S. The Company is engaged in the planning, selection, and procurement of these products.

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

These financial statements should be read in conjunction with the financial statements and footnotes of the Company on Form 10-KSB for the fiscal year ended December 31, 2003.

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

3.     RELATED PARTY TRANSACTION

At June 30, 2004 the Company owed $3,411 to a major shareholder for purchases he made and expenses he paid on behalf of the Company.

4.     SUBSEQUENT EVENTS

In August 2004, the Company received an aggregate of $5,450 in advances consisting of $4,548 from a director of the Company and $902 from a person owning more than 10% of the Company's common stock.

Also in August 2004, the Company entered into a Purchase and Sale Agreement for the purchase of 500 bookbags in September, October and November for an aggregate purchase price of $6,000, and a Consulting Agreement pursuant to which the consultant will be responsible for accepting the bookbags purchased and the delivery of the bookbags to the Company’s current United States address.

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

PLAN OF OPERATION

CCTC is in its developmental stages and has generated very little revenue since its inception, August 16, 2002. It is imperative that the Company raise $25,000 to satisfy the cash requirements in the next 12 months or until it can sustain itself based on its own operations. Currently, the Company has commitments from officers, directors and affiliates for $10,000 to implement its business plan during the next twelve months.  A significant portion of the $10,000 will be used to build brand awareness and condition the market.  The Company does not expect significant revenue or cash flows from operations in Fall 2004.

Although there can be no assurance that CCTC will raise additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to CCTC, the Company’s officers and directors believe their backgrounds and experience combined with CCTC’s status as a fully reporting public company puts CCTC in a better position than most of its competitors to raise such financing. If the Company does not raise additional financing, the Company may be forced to scale back, curtail or cease its business operations.

During the next twelve months there are no expected purchases or sales of plant and significant equipment.

Over the next 12 months, the operations of CCTC will be focused on:

    A.        Fall 2004: HBCU Bookstore Sales (“Phase I”)

In the 1st and 2nd Quarter of 2004, CCTC contacted the bookstores of 91 of the 100 historically black colleges and universities (“HBCUs” or “HBCU”) for the purpose of offering its bookbags for sale on their campuses. CCTC sent advertising literature to each of the 91 colleges and university bookstores. Of the 91 HBCUs contacted, the Company has identified 10 (the “Fall HBCUs”) to which it will market its book bags in the Fall of 2004. The Company will provide between 20 of the 500 bookbags to 20 individuals at eachof the 10 Fall HBCUs. Selected students will be either active fraternal and sorority presidents or campus student body (or other organization) leaders.

CCTC is in the process of contacting the fraternal and sorority student presidents and campus student body (or other organization) leaders at the Fall HBCUs. To increase the market and awareness for the book bags and other authentic apparel, the Company, on April 9, 2004, engaged Eworldwide Press Release Distribution (“Eworldwide”) to create and distribute a Company release to the College and University Press describing the Company and its products. The Company release was distributed to over 2,800 College and University publications in all 50 states in the U.S. In preparation for the Spring Semester, the Company plans to engage Eworldwire for a second Company release in late Fall of 2004 that will enlist the Black Media, Local and State Media and top 100 US Newspapers distribution services offered by Eworldwide.

On August 10, 2004, the Company entered into a three-month consultant agreement with Albert Ofori (“Consultant”). On August 12, 2004, the Company entered into an agreement with Adongo’s Leather Enterprise (“Adongo”) for the production of 500 bokbags due in September, October and November of 2004. Mr. Ofori, a citizen of Ghana, will be responsible for accepting the bookbags manufactured by Adongo and the delivery of the bookbags to the Company’s current United States address.

In June, July and August of 2004, Management attended several trade shows in New York and was able to identify, as a secondary option, 2 U.S based local carriers for the manufacture of the bookbags in the event its Ghana based suppliers fail. The Company had been in negotiations with Lizmof Enterprise, a Ghana based independent foreign dealer and distributor in art, craft and general merchants, and Gye Nyame Handicraft Co., Producers and Exporters, for the manufacture, labeling and purchase of between 200 — 400 bookbags. The Company decided that neither of these manufacturers was capable of adhering to the bookbag design specifications and delivery schedules required by the Company.

It is estimated that the brand awareness achieved amongst this HBCU student-consumer base, preparing for entry into the economic marketplace, will aid the Company in gaining market share and sustained revenues in the Retail and & Department Store Market.

To leverage the HBCU brand loyalty created in Phase I and implement the Retail & Department Store Strategy (“Phase II”), the Company will have to expend a majority of the capital made available to the Company to inform and condition this market. Given this, the Company does not expect significant revenue or cash flow from operations in Fall 2004.

    B.        1st Quarter 2005: Retail & Department Store Sales (Phase II)

Management believes that the Retail and Department store market offer the greatest source of revenue for the Company’s stools, wood-works, and other home and office furnishing.

Management has observed Ghanaian and other African artworks and crafts in stores such as Pier 1 Imports, Kmart, Wal-Mart, etc. The Company has decided to approach this market towards the end of the 2nd Quarter of 2005. The Company’s officers and directors believe that its Fall 2004 HBCU campaign will increase the Company’s brand and likelihood for success in the Retail & Department Store sector.

With this purpose in mind, the Company is currently in the process of designing a catalogue of its custom hand-made wood-works and crafts. In the 1st quarter of 2005, the Company will obtain the services of a professional photographer, catalogue designer and an advertising agency to produce a professional catalogue that Management believes will aid the Company in generating sales in this market.

The Company obtained its current inventory selection on a visit to Lizmof Enterprise’s and Gye Nyame Handicraft Co., both located in Ghana, Africa, in December of 2002 by an officer of the Company.  The retail price of the Company’s artworks, crafts, and leather products range from $15.00 to $500.00.

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

The Company does not plan to hire a full-time employee until after the Company raises the additional $25,000, as discussed below, and begins to genrate slaes, which may or may not occur within the next twelve months.  This employee would be responsible for the sales and marketing of the artworks and crafts. It is contemplated that this employee would be employed under terms that will provide for an hourly salary of $15 per hour plus a commission incentive arrangement based upon units sold. At such time as sales for the artworks and crafts reach a level of 500 to 1,000 units per month, CCTC will have to add a full-time executive employee to perform day-to-day operations. Additionally, a part-time hourly wage employee would be required for storage and shipping purposes.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The Company is considered a development stage company and has generated very little revenue since its inception, August 16, 2002. The Company did not generate any revenue for the six months ended June 30, 2004, as compared to $125 of revenue for the six months ended June 30, 2003. The decrease in revenue was due to the Company focusing its resources on the development of the Company’s public corporate structure and acclimating itself with its new obligations now that it is a public company. As discussed above under the heading “Plan of Operation,” the Company will begin to focus its resources on marketing its products in Fall 2004.

Cost of goods sold was $0 for the six months ended June 30, 2004, as compared to $75 for the six months ended June 30, 2003. The decrease in cost of goods sold was due to the decrease in revenue.

General and administrative (“G&A”) expense for the six months ended June 30, 2004 increased $2,032 (or 179%) to $3,167 as compared to $1,135 for the six months ended June 30, 2003. The increase in G&A expense was due to an increase in costs that the Company realized after becoming a public company.

Professional fees for the six months ended June 30, 2004 were $2,850 as compared to $0 for six months ended June 30 2003. The increase in professional fees was due to the Company becoming a public company.

Total operating costs and expenses for the six months ended June 30, 2004 increased $4,882 (or 430%) to $6,017 as compared to $1,135 for the six months ended June 30, 2003. The increase in total operating costs and expenses was due to the increase in G&A expense and the increase in professional fees.

State and local taxes for the six months ended June 30, 2004 were $0 as compared to $455 for the six months ended June 30, 2003.

Net loss for the six months ended June 30, 2004 increased $4,477 (or 291%) to $6,017 as compared to $1,540 for the six months ended June 30, 2003.

Basic and diluted loss per share was $0.00 for both the six months ended June 30, 2004 and June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had total current assets of $1,826, which consisted of $1,401 in cash and $425 in inventory.  At June 30, 2004, total current liabilities were $6,751, which consisted of $3,340 in accounts payable and $3,411 in shareholder payables.  At June 30, 2004, the Company had negative working capital of $4,925 and with a current ratio of 0.27%.  As of June 30, 2004, we had a deficit of $3,887.

Net cash used in operating activities was $5,445 during the six months ended June 30, 2004, consisting of net loss of $6,017 and a decrease in accounts payable of $760 that was offset by an adjustment for depreciation of $417 and an increase in payable to shareholder of $915.

The Company did not have any cash flows from investing activities during the six months ended June 30, 2004.

Net cash provided by financing activities was $6,775 for the six months ended June 30, 2004, which consisted of proceeds from the issuance of the Company’s common stock in connection with its IPO.

It is imperative that the Company raise $25,000 to satisfy the cash requirements in the next 12 months or until it can sustain itself based on its own operations. Currently, the Company has commitments from officers, directors and affiliates for $10,000 to implement its business plan during the next twelve months. A significant portion of the $10,000 will be used to build brand awareness and condition the market. The Company does not expect significant revenue or cash flows from operations in Fall 2004. As of the filing of this Report, the Company has received an aggregate of $5,450 from affiliates. The Company is attempting to raise additional funds through private debt and/or equity offerings. The Company intends to use any funds raised for working capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that the Company’s management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company’s ability to pursue its business strategy and maintain its current operations. As a result, it may require the Company to delay, curtail or scale back some or all of its operations.

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

CCTC is operating at a loss which may continue in the future. It cannot be determined if an additional capital investment in CCTC will permit CCTC to recognize a profit in the future. For the period ended June 30, 2004, CCTC has sustained operating losses of $17,677. The amount of this loss should not be indicative of future losses sustainable by CCTC. As of June 30, 2004, CCTC had expended only a small amount of office expenses and had not yet begun accruing any expenses with regard to the actual anticipated operating costs. CCTC intends to utilize future revenues to market and procure the delivery of its products and operate its business.

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

Currently, our principal stockholder and President, Kwajo Sarfoh, owns approximately 78.2% of our common stock. As a result, he will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

           (b)     Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during our most recent fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CCTC is not currently a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Subsequent Events

In August 2004, the Company received an advance of $4,548 from a director and an advance of $902 from a person who owns more than 5% of the Company's common stock.  The advances are due upon demand and bear no interest.

In August 2004, the Company entered into an agreement with Consultant.  Pursuant to this agreement, Consultant will be responsible for accepting the bookbags manufactured by Adongo and the delivery of the bookbags to the Company's current United States address.

Also in August 2004, the Company entered into a Purchase and Sale Agreement with Adongo for the production of 500 bookbags due in Septmebr, October, and November of 2004.  The Company will pay Adongo an aggregate $6,000 for the bookbags.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 20, 2003.
3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 20, 2003.
3.3	Share Certificate (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on May 20, 2003.
10.1	Website Designer Contract (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on August 12, 2003).

10.2	HostPC Contract (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission,Registration Statement No. 333-105393, on August 12, 2003.
10.3	Subscription Agreement (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on August 12, 2003).
10.4	Registration Rights Agreement (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on May 20, 2003).

10.5	Subscription Agreement (incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-105393, on August 12,2003).
10.6*	Cape Coastal News Release, dated, May 4, 2004.
10.7*	Purchase and Sale Agreement between Adongo’s Leather Enterprise and Cape Coastal Trading Corporation, dated August 12, 2004.
10.8*	Consulting Services Agreement dated, August 10, 2004 (“Agreement”) by and between Cape Coastal Trading Corporation and Albert Ofori.
31*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herein

(b) Reports of Form 8K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE COASTAL TRADING CORPORATION.

/S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, Chief Executive Officer and Principal Financial Officer Date: August 24, 2004