Form 10KSB/A
period 2003-12-31
CAPE COASTAL TRADING CORP
filed 2004-09-24
CIK 1219097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 2)

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

Yes [X] No [ ]

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

This Report on Form 10-KSB/A, Amendment No. 2, for the fiscal year ended December 31, 2003, is being filed to disclose that as of the dates on which the original Report on Form 10-KSB, and all amendments thereto including this amendment, were filed the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. The issuer has checked “Yes” to the statement regarding these matters as set forth on the cover page.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

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

CAPE COASTAL TRADING CORPORATION. /S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, President Date: September 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, Principal, Financial Officer and Director Date: September 24, 2004

/S/ Trae O. High —————————————— Trae O. High, Director Date: September 24, 2004