Form 10QSB/A
period 2004-06-30
CAPE COASTAL TRADING CORP
filed 2004-09-24
CIK 1219097

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

This Report on Form 10-QSB/A, for the quarter ended June 30, 2004, is being filed to disclose that as of the dates on which the original Report on Form 10-QSB, and all amendments thereto including this amendment, were filed the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. The issuer has checked “Yes” to the statement regarding these matters as set forth on the cover page.

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

CAPE COASTAL TRADING CORPORATION.

/S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, Chief Executive Officer and Principal Financial Officer Date: September 24, 2004