Form 10QSB
period 2004-09-30
CAPE COASTAL TRADING CORP
filed 2004-11-22
CIK 1219097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 333-105393

CAPE COASTAL TRADING CORPORATION

(Name of small business issuer in its charter)

New York                                              52-2372260

(State of organization)                   (I.R.S. Employer Identification Number)

350 Fifth Avenue, Suite 3304, New York, NY 10018

(Address of principal executive offices)

        Registrant’s telephone number, including area code: 212-971-9715

301 West 53rd, 6C, New York, NY 10019

(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

As of November 22, 2004, there were 2,300,375 shares of the Registrant's common stock outstanding.

Transition Small Business Disclosure Format (Check One):  Yes [  ] No [X]

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3	CONTROLS AND PROCEDURES

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1.  FINANCIAL STATEMENTS

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$ 56
Inventory	545
Prepaid expense	1,310

Total current assets	1,911
FIXED ASSETS, NET	830

TOTAL ASSETS	$ 2,741

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 2,200
Payable to shareholder	9,064

TOTAL CURRENT LIABILITIES	11,264

STOCKHOLDERS' DEFICIT
Common stock: $.001 par value; 50,000,000
shares authorized, 2,300,375 issued and
outstanding	2,300
Paid-in capital	14,414

Retained deficit accumulated in the
development stage	(25,237)

Total stockholders' deficit	(8,523)

TOTAL LIABILITIES AND STOCKHOLDERS'	$ 2,741
DEFICIT

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTMBER 30, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO SEPTEMBER 30,2004

(UNAUDITED)

	Three Months 9/30/2004	Three Months 9/30/2003	Nine Months 9/30/2004	Nine Months 9/30/2003	Cumulative from inception to September 30, 2004
REVENUE
Sales	$ --	$ --	$ --	$ 125	$ 125
Less: Cost of goods sold	--	--	--	75	75

Net sales revenue	--	--	--	50	50

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	828	494	3,578	1,554	6,880
Consulting	--	--	--	--	200
Depreciation	208	208	625	615	1,671
Franchise taxes	--	--	--	455	455
Professional fees	3,600	3,000	6,450	3,000	16,081

Total operating costs and expenses	4,636	3,702	10,653	5,624	25,287

Loss from operations and before taxes	(4,636)	(3,702)	(10,653)	(5,574)	(25,237)

PROVISION FOR INCOME TAXES	--	--	--	--	--

Net loss	$ (4,636)	$ (3,702)	$ (10,653)	$ (5,574)	$ (25,237)

LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,289,405	2,160,681	2,289,405	2,160,681	2,289,405

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS FOR THE  NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD FROM INCEPTION
(AUGUST 16, 2002) TO SEPTEMBER 30, 2004

(UNAUDITED)

	Nine Months 9/30/2004	Nine Months 9/30/2003	CUMULATIVE FROM INCEPTION TO SEPTEMBER 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,653)	$(5,574)	$(25,237)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	625	615	1,671
Stock issued for consulting	--	200	200
Change in prepaid expense	(1,310)	--	(1,310)
Change in inventory	(120)	75	(545)
Change in accounts payable	(1,900)	(2,481)	4,739
Change in payable to shareholder	6,568	666	9,064

Net cash used in operating activities	(6,790)	(6,499)	(11,418)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of fixed assets	--	(148)	(2,501)

Net cash used in investing activities	--	(148)	(2,501)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock	6,775	6,650	13,625
Proceeds from capital contributions	--	--	350

Net cash provided by financing activities	6,775	6,650	13,975

INCREASE (DECREASE) IN CASH	(15)	3	56
CASH AT BEGINNING OF PERIOD	71	122	--

CASH AT END OF PERIOD	$56	$125	$56

SUPPLEMENTAL INFORMATION
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

Stock issued for accounts payable	$--	$--	$2,539

The accompanying notes are an integral part of these financial statement

CAPE COASTAL TRADING CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE
PERIOD FROM INCEPTION (AUGUST 16, 2002) TO SEPTEMBER 30, 2004

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cape Coastal Trading Corp. (“The Company” or “CCTR”) is a development stage company that was incorporated in New York on August 16, 2002. The Company is focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S. The Company is engaged in the planning, selection, and procurement of these products.

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

Certain reclassifications were made to previously reported amounts in the accompanying financial statements to make them consistent with the current period’s presentation format.

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

3.     RELATED PARTY TRANSACTION

At September 30, 2004 the Company owed $4,548, $3,614 and $902 (or an aggregate of $9,064) to three major shareholders for purchases they made and expenses they paid on behalf of the Company.

4.     SUBSEQUENT EVENTS

In November 2004, the Company received an aggregate of $2,625 in advance from a director of the Company.

Also in November 2004, the Company had three Company brand labels designed on its behalf. One of the brand labels will serve as the Company's official Company label that will appear on all of its custom hand-made leather products. The remaining two labels will be affixed onto its gender specific hand-made leather products.

On October 29, 2004, the Company’s common stock was approved for quotation on the over-the-counter Bulletin Board under the trading symbol “CCTR”.

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

PLAN OF OPERATION

CCTR is in its developmental stages and has generated very little revenue since its inception, August 16, 2002. It is imperative that the Company raise $25,000 to satisfy its cash requirements in the next 12 months or until it can sustain itself based on its own operations. In September 2004, the Company received commitments from its officers, directors and affiliates for $10,000 to implement its business plan during the next twelve months.  $8,075 of the $10,000 has since been incurred by the Company for regulatory and professional fees. A significant portion of the remaining $1,925 will be used by the Company to build brand awareness and condition the market. The Company does not expect significant revenue or cash flows from operations for the remainder of Fall 2004.

Although there can be no assurance that CCTR will raise additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to CCTR, the Company’s officers and directors believe their backgrounds and experience combined with CCTR’s status as a fully reporting public company, places the Company in a better position than most of its competitors to raise such financing. If the Company does not raise additional financing, the Company may be forced to scale back, curtail or cease its business operations.

During the next twelve months there are no expected purchases or sales of plant and significant equipment.

Over the next 12 months, the operations of CCTR will be focused on:

    A.       Design, Production and Delivery of Student Bookbags

On August 10, 2004 the Company entered into a three-month consultant agreement with Alber Ofori (“Consultant”). Mr. Ofori, a citizen of Ghana, Africa, has been engaged for the purpose of accepting the bookbags manufactured by Adongo’s Leather Enterprise (“Adongo”) and delivering the bookbags to the Company’s United States address.

On August 12, 2004, the Company entered into a $6,000 contractual agreement with Adongo for the production of 500 bookbags due in September, October and November of 2004. The contract called for the delivery of 10 bookbags meeting the design specifications outlined in the agreement prior to the manufacture of the remaining 490 bookbags. The 10 samples received in September, per the terms of the agreement, revealed a departure from the contractual design specifications. In response, the Company has requested that an additional 10 samples be manufactured and satisfactorily delivered before it engages Adongo to complete and deliver the remaining 480 bookbags.

    B.       Spring 2005:  HBCU Bookstore Sales (“Phase I”)

In the 1st and 2nd Quarter of 2004, CCTR contacted the bookstores of 91 of the 100 Historically Black Colleges and Universities (“HBCUs” or “HBCU”) for the purpose of offering its bookbags for sale on their campuses. CCTR sent advertising literature to university and campus officials at each of the 91 colleges and university bookstores. Of the 91 HBCUs contacted, the Company has identified 10 (the “Spring HBCUs”) that it will directly market its book bags to in the Spring of 2005.

As a means to build brand awareness and condition this market the Company plans to supply between 20 to 30 of the 500 bookbags currently being manufactured to at least 20 - 30 students at each of the 10 targeted Spring HBCUs. Selected students will be either active fraternal and sorority members or campus student body and other organizational campus leaders.

CCTR is also in the process of contacting the fraternal and sorority student presidents and campus student body (or other organization) leaders at the Spring HBCUs. To increase the market and awareness for the book bags and other authentic apparel amongnst the Spring HBCUs and other college and university students, the Company plans to reengaged Eworldwide Press Release Distribution (“Eworldwide”) to create and distribute a Company release to the College and University Press describing the Company and its products. The release will be similar in style and scope when compared to the release issued on April 9, 2004 by Eworldwide on the Company’s behalf that was distributed to over 2,800 College and University publications in all 50 states in the U.S. The spring release will enlist the Black Media, Local and State Media and top 100 US Newspapers distribution services offered by Eworldwide.

It is estimated that the brand awareness achieved amongst this HBCU student-consumer base, preparing for entry into the economic marketplace, will aid the Company in gaining market share and sustained revenues in the Retail and & Department Store Market.

To leverage the HBCU brand loyalty created in Phase I and implement the Retail & Department Store Strategy (“Phase II”), the Company will have to expend a majority of the capital made available to the Company to inform and condition this market. Given this, the Company does not expect significant revenue or cash flow for the remainder of 2004.

    C.        2nd Quarter 2005: Retail & Department Store Sales (Phase II)

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

CCTR anticipates that within the next 12 months it will be in a better position to determine exactly how much should be expended with regard to the actual marketing costs involved in the advertising and promotion of the products. CCTR anticipates expending a significant portion of its budget on marketing costs including advertising in journals and print publications reviewed by consumers, specifically, African American students. These marketing efforts will commence upon the development and distribution of a Company catalogue to selected targets. CCTR contemplates that the marketing budget will be sufficient to permit continued marketing of the products until such time as CCTR can fund further marketing efforts through revenues earned by it.

The Company does not plan to hire a full-time employee until after the Company raises the additional $25,000, as discussed below, and begins to generate slaes, which may or may not occur within the next twelve months.  This employee would be responsible for the sales and marketing of the artworks and crafts.  At such time as sales for the artworks and crafts reach a level of 500 to 1,000 units per month, CCTR will have to add a full-time executive employee to perform day-to-day operations. Additionally, a part-time hourly wage employee would be required for storage and shipping purposes.

RESULTS OF OPERATIONS

The Company is considered a development stage company and has generated very little revenue since its inception, August 16, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

The Company did not generate any revenue for the three months ended September 30, 2004, or the three months ended September 30, 2003.

General and administrative (“G&A”) expenses for the three months ended September 30, 2004 increased $334 (or 68%) to $828 as compared to $494 for the three months ended September 30, 2003. The increase in G&A expenses was due to an increase in costs that the Company realized after becoming a public company.

Depreciation expense was $208 for both the three months ended September 30, 2004 and September 30, 2003.

Professional fees for the three months ended September 30, 2004 increased $600 (or 20%) to $3,600 as compared to $3,000 for three months ended September 30 2003. The increase in professional fees was due to the Company becoming a public company.

Total operating costs and expenses for the three months ended September 30, 2004 increased $934 (or 25%) to $4,636 as compared to $3,702 for the three months ended September 30, 2003. The increase in total operating costs and expenses was due to the increase in G&A expense and the increase in professional fees.

Net loss was $4,636 for the three months ended September 30, 2004, as compared to net loss of $3,702 for the three months ended September 30, 2003.

Basic and diluted loss per share was $0.00 for both the three months ended September 30, 2004 and September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company did not generate any revenue for the nine months ended September 30, 2004, as compared to $125.00 of revenue for the nine months ended September 30, 2003. The decrease in revenue was due to the Company focusing its resources on the development of the Company’s public corporate structure and acclimating itself with its new obligations now that it is a public company. As discussed above under the heading “Plan of Operation,” the Company will begin to focus its resources on marketing its products in spring 2005.

Cost of goods sold was $0 for the nine months ended September 30, 2004, as compared to $75.00 for the nine months ended September 30, 2003. The decrease in cost of goods sold was due to the decrease in revenue.

G&A expenses for the nine months ended September 30, 2004 increased $2,024 (or 130%) to $3,578 as compared to $1,554 for the nine months ended September 30, 2003. The increase in G&A expense was due to an increase in costs that the Company realized after becoming a public company.

Depreciation expense was $625 for the nine months ended September 30, 2004, as compared to $615 for the nine months ended September 30, 2003.

Professional fees for the nine months ended September 30, 2004 increased $3,450 (or 115%) to $6,450 as compared to $3,000 for nine months ended September 30 2003. The increase in professional fees was due to the Company becoming a public company.

Total operating costs and expenses for the nine months ended September 30, 2004 increased $5,029 (or 89%) to $10,653 as compared to $5,624 for the nine months ended September 30, 2003. The increase in total operating costs and expenses was due to the increase in G&A expense and the increase in professional fees.

State and local taxes for the nine months ended September 30, 2004 were $0 as compared to $455 for the nine months ended September 30, 2003.

Net loss for the nine months ended September 30, 2004 increased $5,079 (or 91%) to $10,653 as compared to $5,574 for the nine months ended September 30, 2003.

Basic and diluted loss per share was $0.00 for both the nine months ended September 30, 2004 and September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had total current assets of $1,911, which consisted of $56 in cash, $545 in inventory and $1,310 in prepaid expenses.  At September 30, 2004, total current liabilities were $11,264, which consisted of $2,200 in accounts payable and payable to shareholder of $9,064.  At September 30, 2004, the Company had negative working capital of $9,353 and with a current ratio of 17%.  As of September 30, 2004, we had an accumulated deficit of $25,237.

Net cash used in operating activities was $6,790 during the nine months ended September 30, 2004, consisting of net loss of $10,653 and a decrease in accounts payable of $1,900, an increase in prepaid expense of $1,310, and an increase in inventory of $120 that were offset by an adjustment for depreciation of $625 and an increase in payable to shareholder of $6,568.

The Company did not have any cash flows from investing activities during the nine months ended September 30, 2004.

Net cash provided by financing activities was $6,775 for the nine months ended September 30, 2004, which consisted of proceeds from the issuance of the Company’s common stock in connection with its IPO.

It is imperative that the Company raise $25,000 to satisfy the cash requirements in the next 12 months or until it can sustain itself based on its own operations. During the second quarter of 2004, the Company’s officers, directors and affiliates made a commitment to provide up to $10,000 of additional financing to implement the Company’s business plan, $9,064 of which has been provided as of the filing of this Report. Even after contributing addition capital, however, the Company does not have enough cash to satisfy its obligations for the next twelve months.  The Company does not otherwise have any commitments for additional capital.  The Company is attempting to raise additional funds through private debt and/or equity offerings. The Company intends to use any funds raised for working capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that the Company’s management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company’s ability to pursue its business strategy and maintain its current operations. As a result, it may require the Company to delay, curtail or scale back or cease its operations and you could lose your entire investment.

RISK FACTORS

Management lacks operational experience in the artworks and crafts retail industry.

CCTR is a start-up company that markets and sells products that it imports and exports. Messrs. Sarfoh and High, the current officers of CCTR, have effective control over all decisions regarding both policy and operations of CCTR with no oversight from other management. Messrs. Sarfoh and High do not have any experience in the area of starting-up and properly staffing a company, operating an import and export business, or operating an Internet business. The success of CCTR is contingent upon these individuals’ ability to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent CCTR from becoming a profitable business and an investor from obtaining a return on his investment in CCTR.

Additional capital investment in CCTR may not result in future profit.

CCTR is operating at a loss which may continue in the future. It cannot be determined if an additional capital investment in CCTR will permit CCTR to recognize a profit in the future. For the period ended September 30, 2004, CCTR has sustained operating losses of $10,653. The amount of this loss should not be indicative of future losses sustainable by CCTR. As of September 30, 2004, CCTR had expended only a small amount of office expenses and had not yet begun accruing any expenses with regard to the actual anticipated operating costs. CCTR intends to utilize future revenues to market and procure the delivery of its products and operate its business.

Management may have underestimated the size of the consumer market for their products, which may negatively impact future sales and profit.

At the present time, CCTR has only evaluated the marketability of its products, based upon the management’s perception of the potential value of African artworks and crafts in the marketplace. Once CCTR obtains the necessary capitalization, it will immediately commence direct and targeted marketing of its products, other than on its website at www.ghanacrafts.com and to the 100 HBCU’s”. CCTR’s website was launched in mid-2003 and it is too premature to anticipate how the website will, if at all, aid CCTR in its marketing and sales efforts. In the event marketing efforts reveal that our products are not marketable, CCTR will not have a potential source of income and it will be necessary for CCTR to seek another means of obtaining income or the business will fail.

Consumers may not adopt the Internet as a way of buying African artworks and crafts, which would prevent us from becoming profitable.

We may not be able to convert a large number of consumers who purchase African artworks and crafts, both while visiting Africa, and from traditional shopping methods, to online shopping for African artworks and crafts. As a result CCTR may never achieve widespread customer acceptance of shopping for African artworks and crafts online. Specifically, consumers may not wish to change the way they purchase art and may feel it is necessary to view the actual works of arts and crafts rather than pictures before purchasing them. In addition, consumers may not be willing to make orders online due to the perceived difficulty of placing complex orders online or pricing that does not meet customer expectations of finding competitive prices on the Internet. As a result, we may never derive sufficient revenues from our online retail operations division in order to become a profitable enterprise, which could have a materially adverse impact on our business, results of operations and financial condition.

CCTR may not be able to differentiate its artworks and crafts from competitors which may adversely impact the company’s ability to recognize a profit.

CCTR will be competing with importers of artworks and crafts who sell similar products to the company’s target population and have already established a market for their products. An investor’s ability to realize a return on their purchase of shares will be dependent upon management’s ability to differentiate their artworks and crafts from competitive artworks and crafts currently in the marketplace. CCTR will focus its marketing on the authentic designs of its products and target the segments of the market that will best appreciate this design.

CCTR has only one formalized agreement with a Ghana-based supplier and manufacturer for its products which could result in inadequate inventory.

CCTR has entered into only one formalized contract for the manufacturer and delivery of its products thus exposing the company to market price fluctuations which could result in increased product acquisition costs. CCTR expects to formalize agreementa with additional suppliers upon depletion of its current inventory on hand or upon receiving a specialized customer order from its website. In order to compete, CCTR will have to be assured that it can continually procure a quality product at a competitive price. The lack of alternative and manufacturers and suppliers for its products could expose CCTR to increased prices per unit.

Our principal stockholder controls the business affairs of CCTR and thus investors will have limited or no participation in our business affairs.

Currently, our principal stockholder and President, Kwajo Sarfoh, owns approximately 61.9% of our common stock. As a result, he will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

CCTR may not have sufficient capital to procure its products, which could cause investors to lose all or a part of their investment in us.

In its Initial Public Offering, CCTR received less than 15% of the maximum offering price of $50,000, or $6,775, and sold 33,875 of the 250,000 shares offered for sale. CCTR will be able to operate, however, it may need to seek additional sources of financing. If additional financing is sought however, the financing to be sought may not be forthcoming and even if additional financing becomes available, it may not be available on terms that are favorable to CCTR. In the event that it cannot sell all of the shares being offered or obtain adequate financing, CCTR will concentrate its efforts on the purchase of debt. However, it may become necessary for CCTR to sell additional stock in one or more private placements or subsequent public offerings. If CCTR cannot obtain additional financing and revenue from operations are insufficient, it will have to cease operations and investor’s value will be lost.

CCTR may not recognize an operating profit in the future unless it can employ experienced management to operate the business on a full-time basis.

CCTR is currently dependent upon the efforts of Messrs. Sarfoh and High. Specifically, the company’s performance is substantially dependent on the performance of Mr. Sarfoh, its president. The loss of the services of Mr. Sarfoh could have a materially adverse impact on our business, results of operations or financial condition. In addition, the absence of Mr. Sarfoh will force us to seek a replacement who may have less experience, limited direct access to the markets and artisans in Ghana or who may not understand our business as well, or we may not be able to find a suitable replacement.

A conflict of interest may arise regarding the amount of time that CCTRs current officers can devote to CCTR business activities.

CCTR’s officers are only engaged in the business activities of CCTR on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to CCTR’s business activities and the amount of time required to be devoted to such other activities. Messrs. Sarfoh and High, CCTR’s current officers, are engaged in the practice of public accountancy on a full-time basis. They devote 20 hours per week to CCTR’s business activities. This amount of time historically has been sufficient to satisfy the business needs of CCTR. CCTR will increase its business activities in terms of marketing, product procurement, sales, and administration. This increase in business activities will require that CCTR’s officers engage in the business activities of CCTR on a full-time basis, thereby causing Messrs. Sarfoh and High a conflict of interest.

CCTR has not entered into binding employment contracts with Messrs. Sarfoh and High requiring them to devote sufficient time to CCTR business activities, thereby potentially inhibiting CCTRs ability to grow its business.

In the event that there is a conflict of interest and Messrs. Sarfoh and High are not willing to devote more time to CCTR’s business activities, they may either employ full-time employees who have the experience and expertise necessary to bring the artworks and crafts to market, resign after finding suitable successors or cease operations, causing investors to lose their investment in us. While it is expected that other management will be added over time, there are no assurances that such will occur. If management does not devote adequate time or find experienced employees, investors will lose their investment in us.

CCTR does not expect to pay cash dividends, which may lower expected returns for investors.

When making an investment in CCTR, an investor should not expect to receive cash dividends from CCTR. An investor must evaluate the potential for his return on his investment, based upon the investor’s future ability to sell the shares purchased through this offering for a greater amount in the future. The holders of CCTR common stock are entitled to receive dividends when and if declared by the Board of Directors. CCTR does not intend to pay cash dividends in the foreseeable future, but instead intends to retain any and all earnings to finance the growth of the business. To date, CCTR has not paid cash dividends on its common stock.

CCTR shares are considered penny stock, which may impact an investor's ability to re-sell their shares in the public market.

Federal law imposes additional disclosure requirements for this stock, which may have a materially adverse impact on the investors’ ability to resell their shares in the public market. CCTR’s common stock is currently considered a “Penny Stock,” “as defined under Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, under federal securities laws since its market price is below $5.00 per share. Federal rules and regulations under the Securities Exchange Act of 1934, generally impose additional sale practice and disclosure requirements on broker/dealers who sell or recommend CCTR’s shares to certain investors. Broker/dealers who sell Penny Stock to certain types of investors may be required to comply with the Securities and Exchange Commission’s regulations concerning the transfer of Penny Stock. If an exemption is not available, these regulations require broker/dealers to make a suitability determination prior to selling Penny Stock to the purchaser, receive the purchaser’s written consent to the transaction, and provide certain written disclosures to the purchaser. These rules may affect the ability of broker/dealers to make a market in or to trade CCTR shares. In turn, this may impact the investors’ ability to re-sell those shares in the public market.

Our auditor has expressed substantial doubt about the continuing operation of our business

The capital placed into CCTR through this offering may not be sufficient to permit CCTR to continue operations as an ongoing business. An investor should be aware that his investment will be lost if the Company cannot continue to operate. The projected need for additional capital in our business may not be sufficient to sustain CCTR’s operation over the next 12 months. Therefore, even if all of the shares offered pursuant to this offering are purchased, the investors’ investment may be of little or no value should future events not occur as projected.

ITEM 3     CONTROLS AND PROCEDURES.

          (a)      Evaluation of disclosure controls and procedures. The Company’s chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

           (b)     Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during our most recent fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CCTR is not currently a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Subsequent Events

In November 2004, the Company received an aggregate of $2,625 in advance from a director of the Company.

Also in November of 2004, the Company had three Company brand labels designed on its behalf. One of the brand labels will serve as the official brand Company Label and will appear on all of its custom hand-made leather products, while the remaining two gender-specific labels will be affixed onto its products.

On October 29, 2004, the Company’s common stock was approved for quotation on the over-the-counter Bulletin Board under the trading symbol “CCTR.”

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Purchase and Sale Agreement between Adongo’s Leather Enterprise and Cape Coastal Trading Corporation, dated August 12, 2004. (filed as exhibit 10.7 to the Form 10-QSB filed with the Commission on September 24, 2004, and incoporated by reference)

10.2	Consulting Services Agreement dated, August 10, 2004 (“Agreement”) by and between Cape Coastal Trading Corporation and Albert Ofori. (filed as exhibit 10.8 to the Form 10-QSB filed with the Commission on September 24, 2004, and incoporated by reference)

31*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herein

(b) Reports of Form 8K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE COASTAL TRADING CORPORATION.

/S/ Kwajo M. Sarfoh —————————————— Kwajo M. Sarfoh, Chief Executive Officer and Principal Financial Officer Date: November 22, 2004