Form 10KSB
period 2004-01-31
CAPE COASTAL TRADING CORP
filed 2005-02-08
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 000-50995

Cape Coastal Trading Corporation

 122 Ocean Park Blvd., Suite 307, Santa Monica, CA 90405

Incorporated in New York	I.R.S. Employer Identification No. 52-2372260

Issuer's telephone number: (310) 396-1691

Securities Registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of February 7, 2005, was approximately $20,075.

At February 7, 2005, there were 2,300,375 shares of the Issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1	DESCRIPTION OF BUSINESS
ITEM 2	DESCRIPTION OF PROPERTIES
ITEM 3	LEGAL PROCEEDINGS
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

PART III

EXHIBITS

EXHIBIT 3.1	CERTIFICATE OF INCORPORATION
EXHIBIT 3.2	BYLAWS
EXHIBIT 10.1	STOCK PURCHASE AGREEMENT DATED JANUARY 6, 2005
EXHIBIT 10.2	ASSET PURCHASE AGREEMENT DATED JANUARY 13, 2005
EXHIBIT 31	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-KSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and operation plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe”, “expect”, “intend”, “anticipate”, “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “predicts”, “potential”, “continue”, “projects” or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in Item. 6. Management’s Discussion and Analysis or Plan of Operation, under the heading “Risk Factors.”  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business Development

Cape Coastal Trading Corporation (“CCTR” or “Company”) was incorporated on August 16, 2002 and its fiscal year ends on December 31.  Since inception, CCTR has been a development stage company, has generated little revenue from operations, and has incurred, and continues to incur, operating losses.  Prior to January 13, 2005, CCTR had been in the business of importing artworks and crafts produced primarily from Ghana, Africa to sell to vendors and customers in the U.S. (“Business”).  From and after January 13, 2005, CCTR no longer operates the Business. Instead, CCTR’s business plan will now consist of exploring potential targets for a business combination with CCTR through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction.

Patents, Trademarks and Licenses

CCTR currently holds no patents, trademarks or licenses.

Need for Government Approval

The management of CCTR does not believe that there are any governmental restrictions relating to CCTR’s current business plan.

Subsequent Events

On January 6, 2005, CCTR entered into a Stock Purchase Agreement (the “Stock Purchase Agreement” or “SPA”) with Kwajo Sarfoh, Trae O’Neil High and David Loev, as sellers (each a “Seller” and collectively, the “Sellers”) and Gaha Ventures, LLC, Mary Jane Shapiro, Stephen Rosenblum, Altitude Group, LLC, Q Management, Inc., and Fountainhead Investments, Inc., as purchasers (each a “Purchaser” and collectively, the “Purchasers”). Pursuant to the Stock Purchase Agreement, on January 13, 2005 (the "Closing"), the Purchasers paid to the Sellers, in the aggregate, $455,000 of which $10,000 was paid to a finder (or approximately $0.21 per share) and the Sellers sold to the Purchasers 2,100,000 shares (the “Shares”) of the CCTR’s common stock, which is approximately 91.3% of the outstanding capital stock of CCTR. At the Closing, the Purchasers transferred, in the aggregate, 5,000 of the shares to a finder and the Sellers transfered, in the aggregate, 10,000 of the Shares retained by them to a finder. The Stock Purchase Agreement was filed as Exhibit 10.1 to Form 8-K on January 14, 2005.

On January 13, 2005, CCTR entered into an Asset Purchase Agreement (the “Asset Purchase Agreement” or “APA”) with Kwajo Sarfoh, the Company’s President and Treasurer and a director of the Company. Pursuant to the Asset Purchase Agreement, CCTR will sell to Mr. Sarfoh, on an “AS IS” “WHERE IS” basis all of the CCTR’s interest in the Company’s name “Cape Coastal Trading Corporation,” its website (www.ghanacrafts.com), and all of the other agreements, contracts, leases, licenses and other arrangements and other intangible property of the CCTR (the “Purchased Assets”) to the extent that the same relate to the Business.

The terms of the Agreement require Mr. Sarfoh to assume all of the existing and future liabilities and obligations of the Business. The purchase price for the Purchased Assets is $17,000. This amount will be paid at the closing of the transactions contemplated by the Asset Purchase Agreement (the “APA Closing”) by Mr. Sarfoh’s delivery to CCTR of a release of all amounts owed by CCTR to Mr. Sarfoh, including a shareholder loan by Mr. Sarfoh to CCTR in the amount of approximately $17,000. No fairness opinion was obtained in connection with the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement was filed as Exhibit 10.3 to Form 8-K on January 14, 2005.

The APA Closing will take place on the earlier of (a) the soonest practicable date following the date that the CCTR acquires or commences an operating business, (b) the last day of the sixth month following the date that the Asset Purchase Agreement was entered into, or (c) such other date as the parties may mutually agree. If the APA Closing occurs under clause (b) above then CCTR would have the right to continue to use the name “Cape Coastal Trading Corporation” for an additional six months following such APA Closing.

From and after January 13, 2005, CCTR no longer operates the Business. Instead, CCTR’s business plan now consists of exploring potential targets for a business combination with CCTR through a purchase of assets, share purchase or exchange, merger or similar type of transaction. Except as contemplated by the Asset Purchase Agreement and the Stock Purchase Agreement and except as otherwise expressly described herein, neither the Purchasers nor CCTR have any specific plans or proposals at this time which relate to or would result in: (a) the acquisition by any person of additional securities of CCTR; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving CCTR or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the CCTR or of any of its subsidiaries; (d) any change in the present board of directors or management of CCTR, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of CCTR; (f) any other material change in CCTR’s business or corporate structure; (g) changes in CCTR’s charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of CCTR to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of CCTR becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

On January 13, 2005, Trae O’Neil High resigned as an officer and director of the Company. Geoffrey Alison was appointed as a director of the Company and as the Company’s Secretary to fill the vacancies created by Mr. High’s resignation. Kwajo Sarfoh has agreed to resign from his position as the Company’s President and Treasurer and as a director of the Company. Mr. Sarfoh’s resignation is scheduled to become effective on February 8, 2005, at which time Mr. Alison will be appointed to the additional positions of President and Treasurer and will remain as the sole director of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

In connection with the Stock Purchase Agreement, the Company’s offices were relocated to 122 Ocean Park Blvd., Suite 307, Santa Monica, California 90405. Robert L. B. Diener, counsel to the Company, provides this office space to the Company at no charge on an "at will" basis.

ITEM 3.  LEGAL PROCEEDINGS

CCTR is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2004 we held our 2004 Annual Meeting of Stockholders for the purpose of re-electing directors and ratifying the appointment of our independent auditors for fiscal year 2004.

At the meeting Kwajo M. Sarfoh and Trae O. High were re-elected as directors of CCTR for one-year terms. Of the 2,300,375 shares of common stock eligible to vote as of the record date, December 3, 2004, 1,624,906 shares were present in person at the meeting, of which 1,624,906 votes were cast in favor of the election of Mr. Sarfoh as a director and 1,624,906 shares were cast in favor of the election of Mr. High as a director. There were no votes cast against their election, no votes withheld from the election, no abstensions and no broker non-votes as to each matter. In addition, the appointment of Thomas Leger & Co., L.L.P as our independent auditors was ratified with 1,624,906 votes in favor, no votes against, no votes withheld, no abstensions and no broker non-votes.

Mr.     High has since resigned as a director of the Company in January 2005, at which time Geoffrey Alison was appointed as a director to fill the vacancy created by Mr. High’s resignation. Mr. Sarfoh is scheduled to resign as a director of the Company in February 2005, at which time Mr. Alison will remain as the sole director of the Company.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock first became cleared for quotation on the over-the-counter Bulletin Board (the “OTCBB”) on October 29, 2004, but has not traded as of the filing of this report. The trading symbol for the common stock is “CCTR”. The initial quotation for the Company’s common stock is $0.15, Bid and $0.25, Ask. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

There were 36 holders of record of the common stock as of December 31, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business plan any funds that could be used to pay a cash dividend. The Company’s common stock is considered a “penny stock” as defined in certain rules under the Securities Exchange Act of 1934 (the “Exchange Act”), as discussed under the heading “Risks Factors” in the section entitled “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

RECENT SALES OF UNREGISTERED SECURITIES

CCTR did not sell any securities during fiscal year 2004 that were not registered under the securities Act of 1933 or that were not otherwise previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

The Company registered a total of 316,500 shares of common stock, par value $.001, for a fixed price of $.20 per share for sale under the Securities Act on Amendment No. 5 to Form SB-2 that became effective on November 12, 2003 (the “Registration Statement”). Of the 316,500 shares registered, 250,000 shares were for the account of the Company and 66,500 shares were for the account of selling security holders. The aggregate offering price for the account of the Company was $50,000. The aggregate offering price for the account of the selling security holders was $13,500. A prospectus on Form 424(b)(3) was prepared and filed with the Securities and Exchange Commission (“SEC”) prior to use in the offering. During the quarter ended March 31, 2004, to April 11, 2004, the Company sold 33,875 out of the 250,000 shares at a fixed price of $.20 per share. The aggregate offering proceeds to the Company from the sale of registered securities were $6,775. To the best of the Company’s knowledge, the selling security holders have not sold any of their shares as of the filing of this report. The Company filed a post-effective amendment to the Registration Statement on April 22, 2004, to remove from registration 216,125 shares that had not been sold by the Company.

The Company paid an aggregate of $1,126 of expenses in connection with the issuance and distribution of the securities registered for its own account and for the account of selling security holders. The Company did not pay any underwriting discounts or commissions, finders’ fees, or expenses to or for underwriters for its own account, or for the account of selling security holders. None of the payments made were to persons listed in Item 701(f)(4)(v)(A) of Regulation S-B. The expenses were paid directly to the Company’s transfer agent for set-up fees and printing costs. The net proceeds to the Company after deducting such expenses were $5,649.

The Company used all of the $5,649 of the net offering proceeds during the fiscal year ended December 31, 2004. None of the payments made were to persons listed in Item 701(f)(4)(vii)(A) of Regulation S-B. Of the $5,649 net offering proceeds, the Company paid $4,749 directly to Thomas Leger & Co. L.L.P. (“Thomas Leger”) towards the fees charged for accounting services, $350.00 directly to Jason Karavias, Esq. for legal services, and $550.00 directly to Eworldwire for Company distribution release services to the Colleges and University market.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,” “intends,” “estimates,” “anticipates,” “expects,” “plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-KSB and in the Company’s other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results.

Overview

CCTR was incorporated on August 16, 2002.  Since inception, CCTR has been a development stage company, has generated little revenue from operations, and has incurred, and continues to incur, operating losses.  Prior to January 13, 2005, CCTR had been in the business of importing artworks and crafts produced primarily from Ghana, Africa to sell to vendors and customers in the U.S.  From and after January 13, 2005, CCTR no longer operates the Business and has entered into the Asset Purchase Agreement pursuant to which the Assets of the Business will be sold. Instead, CCTR’s business plan will now consist of exploring potential targets for a business combination with CCTR through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction.

Plan of Operation

CCTR is a development stage company and has generated losses since inception. CCTR cannot satisfy its current cash requirements. The Company has relied on private and public offerings and capital contributed by its officers, directors and certain shareholders to satisfy its cash requirements. CCTR expects that its current principal stockholders in existence as of the filing of this report will provide the necessary funding for CCTR to accomplish its current business plan, however, such stockholders are not obligated to provide any funding.  During the next twelve months, CCTR will explore potential targets for a business combination with CCTR through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction.  The Company will require approximately $25,000 to satisfy its cash requirements during the next 12 months or until it can enter into a business combination and thereafter sustain itself based on its own operations. There can be no assurance that the principal stockholders of the Company will provide this funding or that any new capital will be available to CCTR.  CCTR does not have any commitments from its principal stockholders, officers, directors or affiliates to provide funding. The failure of CCTR to obtain adequate financing may result in CCTR’s failure to maintain its status as a reporting public company.

During the next twelve months, CCTR does not expect to purchase or sale any plant or significant equipment except for the sale of the assets of the Business pursuant to the Asset Purchase Agreement. CCTR does not expect a significant change in the number of employees during the next twelve months unless a business combination with an operating company is effected during that period, in which case the number of employees may increase.

These disclosures in this plan of operations may change if CCTR enters into a business combination, at which time CCTR will revise its plan of operations accordingly.

Results of Operations

The results of operations discussed below relate to the Business. From and after January 13, 2005, CCTR no longer operates the Business. Instead, CCTR’s business plan will now consist of exploring potential targets for a business combination with CCTR through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction. The historical financial information discussed below may not be indicative of future operating results.

Year Ended December 31, 2004 (“Fiscal Year 2004”) Compared To Year Ended December 31, 2003 (“Fiscal Year 2003”)

The Company did not have any sales during Fiscal Year 2004, as compared to sales of $125 during Fiscal Year 2003. During Fiscal Year 2004, most of the Company’s resources were used to maintain itself as a fully reporting public company which resulted in the decrease in sales.

General and administrative (“G&A”) expenses increased $5,189 (or 49%) for Fiscal Year 2004 to $15,876, as compared to G&A expenses of $10,687 for Fiscal Year 2003. G&A expenses for Fiscal Year 2004 consisted of professional fees of $10,550, general and administrative of $3,985, depreciation of $833, and franchise taxes of $508. The increase in G&A expenses was primarily attributable to an increase in professional fees.

Net loss increased $5,239 (or 49%) to $15,876 (or basis and diluted net loss per share of $0.01) for Fiscal Year 2004, as compared to net loss of $10,637 (or basis and diluted net loss per share of $0.00) for Fiscal Year 2003. The increase in net loss is directly attributable to the increase in G&A expenses and the lack of sales in Fiscal Year 2004.

As of December 31, 2004, the Company had a net operating loss carry forward of approximately $30,459. A change in control of the Company occurred in January 2005. In connection with the change of control, the Company stopped operating the Business. As a result of these events, any potential future tax benefit from the operating loss carry forward is subject to the limitations under Section 382 of the Internal Revenue Code and may not be realized.

Liquidity and Capital Resources

The company had total current assets of $664 as of December 31, 2004, consisting of cash of $119 and inventory of $545. The Company had total current liabilities of $15,031 as of December 31, 2004, consisting of accounts payable of $2,425, and payable to shareholder of $12,606. The Company had a negative working capital of $14,367 as of December 31, 2004.

Net cash used in operating activities was $6,727 during Fiscal Year 2004, consisting primarily of net loss of $15,876 that was offset by an increase in payable to shareholder of $10,111 and an adjustments for depreciation and amortization of $833. Net cash used in operating activities was $6,808 during Fiscal Year 2003. The decrease in net cash used in operating activities was primarily due to the increase in accounts payable to shareholder.

The Company did not have any cash flows from investing activities during Fiscal Year 2004, as compared to net cash used in investing activities of $93 during Fiscal Year 2003, consisting of the purchase of fixed assets.

Net cash provided by financing activities was $6,775 during Fiscal Year 2004, as compared to net cash provided by financing activities of $6,850 during Fiscal Year 2003. During Fiscal Year 2004, the Company received an aggregate of $6,775 from the sale of registered securities. During Fiscal Year 2003, the Company received an aggregate of $6,850 from the sale of unregistered securities.

As of December 31, 2004, the Company had cash of $119 which has been used for G&A expenses. The Company will require approximately $25,000 to satisfy its cash requirements during the next twelve months or until it can enter into a business combination and thereafter sustain itself based on its own operations. CCTR expects that its current principal stockholders as of the filing of this report will provide the necessary funding for CCTR to accomplish its current business plan, however, such stockholders are not obligated to provide any funding. There can be no assurance that the principal stockholders of the Company will provide this funding or that any new capital will be available to CCTR.  During Fiscal Year 2004, the Company’s officers, directors and affiliates provided approximately $10,111 of additional financing to implement the Business. The Company does not have any commitments from third parties or from its principal stockholders, officers, directors or affiliates to provide additional capital. There can be no assurance that the principal stockholders of the Company will provide adequate funding or that any new capital would be available to the Company.  Any additional financing may involve dilution to the Company’s then-existing shareholders. If the Company is unable to obtain equity and/or debt financing upon terms that the Company’s management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company’s ability to maintain its status as a fully reporting public company and any investor in CCTR could lose their entire investment.

Risk Factors

CCTR needs to raise additional capital to satisfy its cash requirements during the next twelve months.

The Company will require approximately $25,000 to satisfy its cash requirements in the next twelve months or until it can enter into a business combination and thereafter sustain itself based on its own operations. CCTR expects that its current principal stockholders as of the filing of this report will provide the necessary funding for CCTR to accomplish its current business plan, however, such stockholders are not obligated to provide any funding. During Fiscal Year 2004, CCTR’s officers, directors and affiliates provided approximately $10,111 of additional financing to implement the Business. CCTR does not have any commitments from third parties or from its principal stockholders, officers, directors or affiliates to provide additional capital. There can be no assurance that the principal stockholders of the Company will provide adequate funding or that any new capital would be available to CCTR. Any additional financing may involve dilution to CCTR’s then-existing shareholders. If CCTR is unable to obtain equity and/or debt financing upon terms that CCTR’s management deems sufficiently favorable, or at all, it would have a materially adverse impact upon CCTR’s ability to maintain its status as a fully reporting public company and any investor in CCTR could lose their entire investment.

CCTR no longer operates the Business.

Prior to January 13, 2005, CCTR had been in the business of importing artworks and crafts produced primarily from Ghana, Africa to sell to vendors and customers in the U.S. From and after January 13, 2005, CCTR no longer operates the Business. Instead, CCTR’s business plan will now consist of exploring potential targets for a business combination with CCTR through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction.

CCTR has no agreement for a business combination.

CCTR has no arrangement, agreement or understanding with respect to engaging in a business combination. CCTR may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. CCTR may not be able to negotiate a business combination on terms favorable to CCTR. If CCTR is unable to consummate a business combination, it will have a material adverse effect on CCTR’s ability to continue to operate as a public reporting company.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

In its report on the financial statements included in the section entitled “Item 7. Financial Statements,” Thomas Leger expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. The Company had a working capital deficit of $14,367 as of December 31, 2004, and a retained deficit accumulated during the development stage of $30,459. As of January 13, 2005, the Company will no longer operate the Business. Instead, the Company’s business plan will now consist of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction. The Company’s ability to continue as a going concern through 2005 depends on, among other things, 1) its success in finding a potential target and negotiating acceptable terms for such business combination; 2) its ability, after such business combination, to generate sufficient revenues to meet its cash requirements; and 3) its ability, in the interim, to obtain additional financing in an amount sufficient to meet its cash requirements. There can be no assurance that the Company will find such potential target, that such transaction will be available to the Company on acceptable terms, or that, the Company will generate such revenues, or obtain such equity financing, to meet its cash requirements. If the Company is unable to continue as a going concern, any investor in CCTR will lose their entire investment.

CCTR is at a competitive disadvantage and in a highly competitive market searching for business combinations and opportunities.

CCTR is and will continue to be an insignificant participant in the business of seeking mergers, joint ventures and acquisitions of qualifying entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for CCTR. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than CCTR and, consequently, CCTR will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, CCTR will compete in seeking merger or acquisition candidates with numerous other small public companies. If CCTR is not successful in consummating a business combination, it will have a material adverse effect on CCTR’s ability to continue as a public reporting company.

CCTR must meet SEC requirements regarding current public information for significant acquisitions that may delay CCTR’s current business plan.

Section 13 of the Securities Exchange Act of 1934 will require CCTR to provide certain information about significant acquisitions, which may include audited financial statements for an acquired business. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable business combination by CCTR. Provided the reporting requirements of the 1934 Act are applicable, acquisition prospects that do not have or are unable to obtain the required audited statements may not be an appropriate for business combinations. If CCTR is unable to satisfy the requirements regarding current public information for a desirable business combination, CCTR may have to forgo such business combination or delay its business plan.

CCTR shares are considered penny stock, which may impact an investor’s ability to re-sell their shares in the public market.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Going Concern

There is substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 2 of the Notes to Financial Statements included in the section entitled “Item 7. Financial Statements.” Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. The Company had a working capital deficit of $14,367 as of December 31, 2004, and a retained deficit accumulated during the development stage of $30,459. The Company was focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S., and was engaged in the planning, selection, and procurement of these products. As of January 13, 2005, the Company will no longer operate the Business. Instead, the Company’s business plan will now consist of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction. The risks associated with the Company’s inability to continue as a going concern are discussed under the heading “Risk Factors” in the section entitled “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Page

Reports of Independent Accountants	F - 1

Balance Sheet as of December 31, 2004	F - 2

Statement of Operations for the years ended December 31,
2004 and 2003, and for the period from inception
(August 16, 2002) to December 31, 2004	F - 3

Statement of Stockholders' Deficit	F - 4

Statement of Cash Flows for the years ended December 31,
2004 and 2003, and for the period from inception
(August 16, 2002) to December 31, 2004	F - 5

Notes to the Financial Statements	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cape Coastal Trading Corp.
New York, NY

We have audited the accompanying balance sheet of Cape Coastal Trading Corp. (a New York Corporation) (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception (August 16, 2002) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape Coastal Trading Corp., as of December 31, 2004 and its operations and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception (August 16, 2002) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company who was focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customer in the U.S. The Company has incurred substantial operating losses from inception (August 16, 2002) to December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ THOMAS LEGER AND COMPANY, L.L.P.

Houston, Texas
January 20, 2005

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2004

ASSETS

CURRENT ASSETS
Cash	$ 119
Inventory	545

Total current assets	664
FIXED ASSETS, NET	622

TOTAL ASSETS	$1,286

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 2,425
Payable to stockholders	12,606

Total current liabilities	15,031

STOCKHOLDERS' DEFICIT
Common stock: $.001 par value; 50,000,000 shares
authorized, 2,300,375 issued and outstanding	2,300
Paid-in capital	14,414
Retained deficit accumulated in the development stage	(30,459)

Total stockholders' deficit	(13,745)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,286

The accompanying notes are an integral
part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO DECEMBER 31, 2004

	2004	2003	CUMULATIVE FROM INCEPTION TO DECEMBER 31, 2004
REVENUE
Sales	$--	$125	$125
Less: Cost of goods sold	$--	$75	$75

Net sales revenue	--	50	50

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative	3,985	2,257	7,286

Consulting	--	--	200
Depreciation	833	825	1,879
Franchise Taxes	508	455	963
Professional Fees	10,550	7,150	20,181

Total general and administrative expenses	15,876	10,687	30,509

Loss from operations and before taxes	(15,876)	(10,637)	(30,459)

PROVISION FOR INCOME TAXES	--	--	--

Net loss	$(15,876)	$(10,637)	$(30,459)

LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,292,162	2,187,353	2,292,162

The accompanying notes are an integral
part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance, August 16, 2002	--	$ --	$ --	$ --	$ --

Issuance of Common Stock:
Accounts payable	1,800,000	1,800	739	--	2,539
Consulting services	200,000	200	--	--	200
Contributions	--	--	350	--	350

Net Loss	--	--	--	(3,946)	(3,946)

Balance, December 31, 2002	2,000,000	2,000	1,089	(3,946)	(857)

Issuance of Common Stock:
Stock issued for cash	266,500	266	6,584	--	6,850
Net Loss	--	--	--	(10,637)	(10,637)

Balance, December 31, 2003	2,266,500	2,266	7,673	(14,583)	(4,644)

Issuance of Common Stock:
Stock issued for cash	33,875	34	6,741	--	6,775

Net Loss	--	--	--	(15,876)	(15,876)

Balance, December 31, 2004	2,300,375	$2,300	$14,414	$(30,459)	$(13,745)

The accompanying notes are an integral
part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO DECEMBER 31, 2004

	2004	2003	CUMULATIVE FROM INCEPTION TO DECEMBER 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,876)	$(10,637)	$(30,459)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	833	825	1,879
Stock issued for consulting	--	--	200
Change in inventory	(120)	75	(545)
Change in accounts payable	(1,675)	1,319	4,964
Change in payable to shareholder	10,111	1,610	12,606

Net cash used in operating activities	(6,727)	(6,808)	(11,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	(93)	(2,501)

Net cash used in investing activities	--	(93)	(2,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,775	6,850	13,625
Proceeds from capital contributions	--	--	350

Net cash provided by financing activities	6,775	6,850	13,975

INCREASE (DECREASE) IN CASH	48	(51)	119
CASH AT BEGINNING OF PERIOD	71	122	--

CASH AT END OF PERIOD	$ 119	$ 71	$ 119

SUPPLEMENTAL INFORMATION
Interest paid	$ --	$ --	$ --
Income taxes paid	--	--	--
Stock issued for accounts payable	--	--	2,539

The accompanying notes are an integral
part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cape Coastal Trading Corp. (“The Company” or “CCTR”) is a development stage company that was incorporated in New York on August 16, 2002 (“Inception”). Since Inception through the end of the period covered by the financial statements to which these Notes to the Financial Statements are a part, the Company was focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S., and was engaged in the planning, selection, and procurement of these products (the “Business”). As of January 13, 2005, the Company will no longer operate the Business. Instead, the Company’s business plan will now consist of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction, as discussed in Note 6, below. These Notes to the Financial Statements relate to the 0peration of the business as of December 31, 2004, unless otherwise stated.

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

Inventory

Inventory is accounted for under the first in, first out method and are recorded at the lower of cost or market. Inventory consists of products for resale at December 31, 2004.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. Routine repairs and maintenance costs are charged to operations as incurred while the costs of significant improvements are capitalized. The major class of property and equipment is computer equipment which was $2,501 at December 31, 2004. Depreciation expense for the years ended December 31, 2004, 2003, and for the period from inception (August 16, 2002) to December 31, 2004 was $833, $825, and $1,879, respectively. Accumulated depreciation for the years ended December 31, 2004 was $1,879.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Base Payment.” This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

2.     GOING CONCERN

There is substantial doub t about the Company’s ability to continue as a going concern. Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. The Company had a working capital deficit of $14,367 as of December 31, 2004, and a retained deficit accumulated during the development stage of $30,459. The Company was focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S., and was engaged in the planning, selection, and procurement of these products. As of January 13, 2005, the Company will no longer operate the Business. Instead, the Company’s business plan will now consist of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger, other business combination or similar type of transaction, as discussed in Note 6, below. The Company’s ability to continue as a going concern through 2005 depends on, among other things, 1) its success in finding a potential target and negotiating acceptable terms for such business combination; 2) its ability, after such business combination, to generate sufficient revenues to meet its cash requirements; and 3) its ability, in the interim, to obtain additional financing to meet its cash requirements. There can be no assurance that the Company will find such potential target, that such transaction will be available to the Company on acceptable terms, or that, the Company will generate such revenues, or obtain such financing, to meet its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3.     INCOME TAXES

The Company has not paid federal income taxes since inception. The Company has a net operating loss carry forward of approximately $30,459 which will expire in 2022 through 2024. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

	2004	2003	CUMULATIVE FROM INCEPTION TO DECEMBER 31, 2004
Operational Loss	$(15,875)	$(10,637)	$(30,459)

Future Tax Benefit	$ 5,398	$ 3,617	$ 10,356
Valuation Allowance	(5,398)	(3,617)	(10,356)

Tax Liability	$ --	$ --	$ --

4.     CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

5.     RELATED PARTY TRANSACTION

At December 31, 2004 the Company owed $7,156, $4,548, and $902 (or an aggregate of $12,606) to three major shareholders for purchases they made and expenses they paid on behalf of the Company.

6.     SUBSEQUENT EVENTS

On January 6, 2005, the Company entered into a Stock Purchase Agreement with the Company’s majority shareholders as sellers (the “Sellers”) and unaffiliated parties as purchasers (the “Purchasers”). Pursuant to the Stock Purchase Agreement, on January 13, 2005, the Purchasers acquired from the Sellers 2,100,000 shares of the Company’s common stock, which is approximately 91.3% of the outstanding capital stock of the Company. As of January 13, 2005, the Company will no longer operate the Business. Instead, the Company’s business plan will now consist of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

Pursuant to an Asset Purchase Agreement, dated January 13, 2005, an officer and director of the Company, is acquiring the name of the Company, its website and certain contracts, agreements and other rights of the Company (the “Assets”) that relate to the Business. Such shareholder is paying for the Assets by releasing the Company from its obligation to repay the amount owed to shareholders which amount the parties expect will be approximately $17,000 at the time of acquisition of the Assets. The shareholders to which the Company owes money have otherwise released and discharged the Company of any amounts owed to them. The Company has the right and license to use the name “Cape Coastal Trading Corporation” as the corporate name of the Company for a period of six months following the closing of the transaction contemplated by the Asset Purchase Agreement.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CCTR has no changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position(s) Held
Kwajo M. Sarfoh	32	President, Treasurer and Director
Geoffrey Alison	32	Secretary and Director

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

Biographical Information

Kwajo M. Sarfoh, 32, has served as our president, director and treasurer since our incorporation in August 2002. Mr. Sarfoh is a native citizen of Ghana, Africa and maintains established relationships within Ghana. Mr. Sarfoh has lived in the United States for over 29 years and currently resides in New York City. The diverse culture and artistic nature found within the United States leads Mr. Sarfoh to believe that an active market exists for the Company’s products. From September 2000 to January 2001, Mr. Sarfoh was employed at Flott & Co. as a Law Associate specializing in international tax. From August 2001 to November 2003, Mr. Sarfoh was employed as a Federal Tax Consultant at Deloitte & Touche LLP. Beginning December 2003, Mr. Sarfoh has worked as a Senior Associate at Ernst & Young. Mr. Sarfoh received a bachelor degree in economics from the State University of New York at Albany, a law degree from Boston University Law School, a masters in business administration from Boston University School of Management, and a masters of law in taxation from Georgetown University Law Center.

Geoffrey Alison, 32, has served as our secretary and as a director since January 2005. Mr. Alison has been registered with the National Association of Securities Dealers since 1999 and has worked as a General Securities Principal in for various securities firms including Stock USA, Inc (January 1999 – October 2001) and Assent, LLC (November 2001 – August 2004). From September 2004 through the present date, Mr. Alison has been a registered General Securities Principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD). In October, 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.

Recent Changes in Officers and Directors

Trae O’Neil High resigned as an officer and director of the Company in January 2005. Geoffrey Alison was appointed as Secretary and as a director of the Company to fill vacancies created by Mr. High’s resignation. Kwajo Sarfoh is scheduled to resign the President, Treasurer and as a director of the Company in February 2005, at which time Mr. Alison will be appointed to the additional positions of President and Treasurer and will remain as the sole director of the Company.

Involvement in Legal Proceedings

During the past five years the Company is not aware of any material proceeding to which Kwajo M. Sarfoh or Geoffrey Alison is a party adverse to the interests of the Company. Neither Mr. Sarfoh nor Mr. Alison has a material interest adverse to the Company.

Audit Committee

The Company does not have a standing audit committee or any committee performing a similar function. The Company does not have an audit committee charter or policy or similar document. The Company currently has limited working capital and almost no revenues. The Company’s financial statements are currently relatively simple. Management does not believe that it would be in the best interests at this time to retain independent directors to sit on an audit committee. If the Company is able to raise sufficient financing in the future or if it is successful at acquiring an operating enterprise or to commence new operations, then the Company will likely seek out and retain independent directors and form an audit committee and other committees.

None of the current board members are independent based on the NASDAQ rules defining independence. If we are successful in effecting a business combination with an operating business or if we are otherwise able to commence a new business and generate sufficient revenues, then we may seek out and retain one or more qualified independent directors. At that time we intend to also set up an audit committee.

The Company does not have any audit committee financial expert serving on our board of directors. If the Company is successful in effecting a business combination with an operating Company or some other acquisition, the Company would likely seek to retain an independent audit committee financial expert.

Security Holder Communication Process

The Company encourages its security holders to communicate directly with the Company’s board of directors regarding any issues, including financial issues, that may affect the Company. The process for contacting our board of directors is through writing to the Company Secretary at the Company’s principal offices. The Secretary will raise any appropriate security holder concerns that he receives with the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a class of the Company’s equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during the fiscal year covered by this report. Based on stockholder filings with the Commission, Kwajo Sarfoh, Trae O’Neil High, and David Loev were subject to Section 16(a) filing requirements during the fiscal year covered by this report.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Geoffrey Alison, Secretary, 122 Ocean Park Blvd, Suite 307, Santa Monica, California  90405.

ITEM 10    EXECUTIVE COMPENSATION.

Kwajo M. Sarfoh, the Company’s President, and Trae O’Neil High, the Company’s former Secretary did not receive any compensation for their services performed during the last two (2) completed fiscal years and the period from August 16, 2002, inception, to December 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the beneficial ownership of the Company prior and immediately following the Closing of the sale of a controlling interest in the Company pursuant to the Stock Purchase Agreement:

Name and Address Of Beneficial Owner	Amount and Nature of Benficial Ownership (1)	Percentage of Class (1)
Kwajo Sarfoh (2)	33,500	1.5%
President and Treasurer
and Director
350 Fifth Avenue
Suite 3304
New York, NY 10018

Geoffrey Alison	0	0.0%
Secretary and Director
250 Ashland Avenue
Santa Monica, CA 90405

Jodi Kirsch (3)	817,280	35.5%
25 Elm Street
Woodbury, NY 11797

Mary Jane Shapiro	115,110	5.0%
16921 Unit C
Isle of Palms Drive
Delray Beach, FL 33484

Stephen Rosenblum	115,110	5.0%
14 Juneau Blvd
Woodbury, NY 11797

Dr. Michael Kreizman (4)	209,500	9.1%
2264 82nd Street
Brooklyn, NY 11214

Peter Zachariou (5)	838,000	36.4%
c/o Q Management, Inc.
180 Varick Street
13th Floor
New York, NY 10014

All officers and
directors as a group	33,500	1.5%
(2 people) (2)

(1)

The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of January 27, 2005, there were 2,300,375 shares of common stock outstanding.

(2)	Includes 3,500 shares of the Company’s common stock held by Mr. Sarfoh’s spouse.

(3)	Consists of 817,280 shares of the Company’s common stock held by Gaha Ventures, LLC, a limited liability company controlled by Jodi Kirsch.

(4)	Consists of 209,500 shares of the Company’s common stock held by Altitude Group, LLC, a limited liability company controlled by Dr. Michael Kreizman.

(5)

Consists of 209,500 shares held by Q Management, Inc. and 628,500 shares of the Company’s common stock held by Fountainhead Investments, Inc., each of which are corporations controlled by Peter Zachariou.

Change in Control

A change of control of the Company occurred on January 13, 2004. The Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. Neither the Purchasers nor the Company have any specific future plans or proposals at this time which relate to or would result in change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004, the Company owed $7,156, $4,548, and $902 (or an aggregate of $12,606) to Kwajo M. Sarfoh, Trae O’Neil High, and David M. Loev, respectively, for purchases they made and expenses they paid on behalf of the Company. Mr. Sarfoh is a director of the Company and the Company’s President, Chief Executive Officer and Treasurer. Mr. High is a former director of the Company and the Company’s former Secretary and Vice President. Mr. Loev formerly owned more than 10% of the Company’s common stock. In January 2005, Mr. High and Mr. Loev released the Company with respect to all amounts owed to them. Mr. Sarfoh has agreed to release the Company with respect to all amounts owed to him as payment for the Company’s assets related to the Business pursuant to the Asset Purchase Agreement.

On January 6, 2005, CCTR entered into a Stock Purchase Agreement with Kwajo Sarfoh, Trae O’Neil High and David Loev, as sellers (each a “Seller” and collectively, the “Sellers”) and Gaha Ventures, LLC, Mary Jane Shapiro, Stephen Rosenblum, Altitude Group, LLC, Q Management, Inc., and Fountainhead Investments, Inc., as purchasers (each a “Purchaser” and collectively, the “Purchasers”. Pursuant to the Stock Purchase Agreement, on January 13, 2005, the Purchasers paid to the Sellers, in the aggregate, $455,000 of which $10,000 was paid to a finder (or approximately $0.21 per share) and the Sellers sold to the Purchasers 2,100,000 shares (the “Shares”) of the CCTR’s common stock, which is approximately 91.3% of the outstanding capital stock of CCTR. At the Closing, the Purchasers transferred, in the aggregate, 5,000 of the Shares to a finder and the Sellers transferred, in the aggregate, 10,000 of the Shares retained by them to a finder.

The Company and Kwajo Sarfoh, the Company’s director, President and Treasurer (and a controlling stockholder of the Company at the time) entered into the Asset Purchase Agreement pursuant to which Mr. Sarfoh will acquire the Acquired Assets constituting the Import Business in exchange for the release of the Company’s obligation to repay the entire amount payable to stockholders, which the Company estimates will be approximately $17,000 at the APA Closing. No fairness opinion was obtained in connection with the transactions contemplated by the Asset Purchase Agreement. The APA Closing will take place on the earlier of (a) the soonest practicable date following the date that CCTR acquires or commences an operating business, (b) the last day of the sixth month following the date that the Asset Purchase Agreement was entered into, or (c) such other date as the parties may mutually agree. If the APA Closing occurs under clause (b) above then CCTR would have the right to continue to use the name “Cape Coastal Trading Corporation” for an additional six months following such APA Closing.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits listed below are filed as part of this Annual Report.

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 20, 2003).

3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 20, 2003).

10.1	Stock Purchase Agreement, dated January 6, 2005, among the Company, the Sellers and the
Purchasers (incorporated by reference from the Form 8-K filed with the Securities and
Exchange Commission on January 14, 2005).

10.2	Asset Purchase Agreement, dated January 13, 2005, between the Company and Kwajo Sarfoh incorporated by reference from the Form 8-K filed with the Securities and Exchange
Commission on January 14, 2005).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit and audit related fees billed by Thomas Leger & Co., L.L.P. for audit and review of the Company’s annual and quarterly financial statements was $6,500 for the fiscal year ended December 31, 2004, and $6,800 for the fiscal year ended December 31, 2003. In addition, the Company was billed $1,000 for a registration statement filed in 2003.

All Other Fees

Thomas Leger & Co., L.L.P. did not bill the Company for any services other than the foregoing during the fiscal years ended December 31, 2004 and December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPE COASTAL TRADING CORPORATION

By: /s/ Kwajo M. Sarfoh
Kwajo M. Sarfoh President

Date: February 7, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kwajo M. Sarfoh	Date: February 7, 2005
Kwajo M. Sarfoh Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer, and
Director

By: /s/ Geoffrey Alison	Date: February 7, 2005
Geoffrey Alison Director