Form 10QSB
period 2005-03-31
CAPE COASTAL TRADING CORP
filed 2005-05-19
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period Ended March 31, 2005

Commission File No. 000-50995

(Name of small business issuer in its charter)

Cape Coastal Trading Corporation

 122 Ocean Park Blvd., Suite 307, Santa Monica, CA 90405

Incorporated in New York	I.R.S. Employer Identification No. 52-2372260

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

At May 16, 2005, there were 2,300,375 shares of the Issuer’s common stock outstanding.

Transition Small Business Disclosure Format (Check One). Yes [ ] No [X]

TABLE OF CONTENTS

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
ITEM 3	CONTROLS AND PROCEDURES

PART II

OTHER INFORMATION

ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS

EXHIBITS

EXHIBIT 31	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-QSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and operating plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe”, “expect”, “intend”, “anticipate”, “may”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “predicts”, “potential”, “continue”, “projects” or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in Item. 6 of the Company’s Form 10-KSB filed on February 8, 2005, Management’s Discussion and Analysis or Plan of Operation, under the heading “Risk Factors.”  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Inventory	$ 545

Total current assets	545
FIXED ASSETS, NET	414

TOTAL ASSETS	$ 959

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 28,783
Payable to stockholders	15,290

Total current liabilities	44,073

STOCKHOLDERS' DEFICIT
Common stock: $.001 par value; 50,000,000 shares
authorized, 2,300,375 issued and outstanding	2,300
Paid-in capital	14,414
Retained deficit accumulated in the development stage	(59,828)

Total stockholders' deficit	(43,114)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 959

The accompanying notes are an integral
part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO MARCH 31, 2005
(UNAUDITED)

	2005	2004		CUMULATIVE FROM INCEPTION TO MARCH 31, 2005
REVENUE
Sales	$--	$		$125
Less: Cost of goods sold	$--	$		$75

Net sales revenue	--			50

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative	1,779		3,094	9,065

Consulting	--		--	200
Depreciation	208		--	2,087
Franchise Taxes	--		--	963
Professional Fees	27,382		--	47,563

Total general and administrative expenses	29,369		3,094	59,878

Loss from operations and before taxes	(29,369)		(3,094)	(59,828)

PROVISION FOR INCOME TAXES	--		--	--

Net loss	$(29,369)		$(3,094)	$(59,828)

LOSS PER SHARE
Basic and diluted	$(0.01)		$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,300,375		2,268,657

The accompanying notes are an integral
part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO MARCH 31, 2005
(UNAUDITED)

	2005	2004	CUMULATIVE FROM INCEPTION TO MARCH 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (29,369)	$ (3,094)	$ (59,828)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	208	208	2,087
Stock issued for consulting	--	--	200
Change in inventory	--	--	(545)
Change in accounts payable	26,358	1,400	31,322

Net cash used in operating activities	(2,803)	(1,486)	(26,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	--	(2,501)

Net cash used in investing activities	--	--	(2,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	--	4,875	13,625
Proceeds from capital contributions	--	--	350
Change in payable to shareholder	2,684	865	15,290

Net cash provided by financing activities	2,684	5,740	29,265

INCREASE (DECREASE) IN CASH	(119)	4,254	--
CASH AT BEGINNING OF PERIOD	119	71	--

CASH AT END OF PERIOD	$	$ 4,325	$

SUPPLEMENTAL INFORMATION
Interest paid	$ --	$ --	$ --
Income taxes paid	--	--	--
Stock issued for accounts payable	--	--	2,539

The accompanying notes are an integral
part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cape Coastal Trading Corp. (“The Company”) is a development stage company that was incorporated in New York on August 16, 2002. Prior to January 13, 2005, the Company was focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S. From and after January 13, 2005, the Company no longer operates said business and the Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company does not have any specific plans or proposals at this time which relate to or would result in: (a) the acquisition by any person of additional securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company’s business or corporate structure; (g) changes in the Company’s charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

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

These financial statements should be read in conjunction with the financial statements and footnotes of the Company on Form 10-KSB for the fiscal year ended December 31, 2004.

2.     GOING CONCERN

Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. There is substantial doubt that the Company will generate sufficient revenues during 2005 to meet its operating cash requirements. Accordingly, the Company’s ability to continue operations through 2005 depends on its success in obtaining additional capital in an amount sufficient to meet its cash needs. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. At this time, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Overview

The Company is a development stage company and has generated very little revenue since its inception, August 16, 2002. We are a “shell” company that has no specific business plan or purpose other than to engage in a merger or acquisition. We will attempt to locate and negotiate with an operating business entity for the combination of that target with us. The combination will most likely take for form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target will want to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or 368 of the Internal Revenue Code of 1986, as amended.

During the period from inception through January 13, 2005, the Company was focused on importing artworks and crafts from Ghana, Africa to sell to customers in the United States. From and after January 13, 2005, the Company no longer operates said business and the Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company does not have any specific plans or proposals at this time which relate to or would result in: (a) the acquisition by any person of additional securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company’s business or corporate structure; (g) changes in the Company’s charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The Company did not generate any revenues from sales for the three months ended March 31, 2005, or the three months ended March 31, 2004.

Expenses for the three months ended March 31, 2005 were $29,369, comprising general and administrative expenses (“G&A”) of $1,779, professional fees of $27,382 and depreciation expense of $208 compared to $3,094 for the three months ended March 31, 2004, all of which was G&A. The increase in professional fees was related to the Company’s audit for the period ended December 31, 2004 and transaction-related professional fees and expenses. As a result, the Company’s net loss was $29,369 for the three months ended March 31, 2005, as compared to net loss of $3,094 for the three months ended March 31, 2004.

Basic and diluted loss per share was $0.01 for the three months ended March 31, 2005 compared to $0.00 for the three months ended and March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had total current assets of $545.  At March 31, 2005, total current liabilities were $44,073, which consisted of accounts payable and loans from shareholders.  At March 31, 2005, the Company had negative working capital of $43,528.  As of March 31, 2005, we had an accumulated deficit of $59,828.

Net cash used in operating activities was $2,803 during the three months ended March 31, 2005, consisting of net operating loss of $29,369, an increase in accounts payable of $26,358 and a depreciation expense of $208.

The Company did not have any cash flows from investing activities during the three months ended March 31, 2005.

Net cash provided by financing activities was $2,684 for the three months ended March 31, 2005, which consisted entirely of additional loans by shareholders.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements until it can complete a business combination with a target company which may result in the Company becoming a going concern. There is no guarantee that the Company will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in the Company becoming a going concern. In the meantime, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. During the period ended March 31, 2005 and for future periods, the Company will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. The Company will also incur costs in connection with the review, analysis and completion of any potential transactions. The Company does not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.

There is no assurance whatsoever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

1.

failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act

2.	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

3.	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The Company prepared the financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

ITEM 3    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our “disclosure controls and procedures” (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s guidelines. Based on management’s evaluation, it was concluded that as of March 31, 2005 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Pursuant to the terms of the Stock Purchase Agreement (see Form 8-K filed by the Company on January 14, 2005, which is incorporated by reference in its entirety), Trae O’Neil High resigned from his position as Secretary and a director of the Company on January 14, 2005. Also on January 14, 2005, Geoffrey Alison was appointed as a director and as Secretary of the Company. On February 8, 2005, Kwajo Sarjoh resigned from his positions as the President and Treasurer and a director and Mr. Alison was concurrently appointed to the additional positions of President and Treasurer of the Company. At this time, Mr. Alison is the sole director and sole officer of the Company holding the positions of President, Treasurer and Secretary of the Company.

On January 14, 2005, the Company filed with the U.S. Securities and Exchange Commission an Information Statement Pursuant to Section 14(F) of the Securities Exchange Act of 1934 and Rule 14F-1 thereunder (see Schedule 14F filed by the Company on January 14, 2005, which is incorporated by reference in its entirety). Said Information Statement was mailed on or about January 19, 2005, to holders of record on January 12, 2005, of shares of the Company’s Common Stock.

         On January 13, 2005, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kwajo Sarfoh, the Company’s then President and Treasurer and a member of the Company’s board of directors. Pursuant to the Asset Purchase Agreement, the Company will sell to Mr. Sarfoh, on an “AS IS” “WHERE IS” basis all of the Company’s interest in the Company’s name “Cape Coastal Trading Corporation,” its Website (www.ghanacrafts.com), and all of the other agreements, contracts, leases, licenses and other arrangements and other tangible and intangible property of the Company (the “Purchased Assets”) to the extent that the same relate to the business (the “Business”) of importing artworks and crafts from Ghana, Africa to sell to vendors and customers in the U.S.

         The terms of the Agreement require Mr. Sarfoh to assume all of the existing and future liabilities and obligations of the Business. The purchase price for the Purchased Assets will be paid at the closing of the transactions contemplated by the Asset Purchase Agreement (the “APA Closing”) by Mr. Sarfoh’s delivery to the Company of a release of all amounts owed by the Company to Mr. Sarfoh, including any shareholder loans by Mr. Sarfoh to the Company. No fairness opinion was obtained in connection with the transactions contemplated by the Asset Purchase Agreement. The then board of directors, consisting of Kwajo Sarfoh and Trae O’Neil High, approved this transaction and indicated that such transaction was in the best interests of the Company and its stockholders. The Asset Purchase Agreement was filed as Exhibit 10.3 the Company’s Form 8-K filed on January 14, 2005.

                The APA Closing will take place on the earlier of (a) the soonest practicable date following the date that the Company acquires or commences an operating business, (b) the last day of the sixth month following the date that the Asset Purchase Agreement was entered into, or (c) such other date as the parties may mutually agree. If the APA Closing occurs under clause (b) above then the Company would have the right to continue to use the name “Cape Coastal Trading Corporation” for an additional six months following such APA Closing.

ITEM 6.  EXHIBITS

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

CAPE COASTAL TRADING CORPORATION

By: /s/ Geoffrey Alison
Geoffrey Alison Chief Executive Officer and Principal Financial Officer

Date: May 19, 2005