Form 10QSB
period 2005-06-30
CAPE COASTAL TRADING CORP
filed 2005-08-12
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

 for the quarterly period Ended June 30, 2005

Commission File No. 000-50995

(Name of small business issuer in its charter)

Cape Coastal Trading Corporation

 122 Ocean Park Blvd., Suite 307, Santa Monica, CA 90405

Incorporated in New York	I.R.S. Employer Identification No. 52-2372260

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

At July 28, 2005, there were 2,300,375 shares of the Issuer’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Inventory	$ 545

Total current assets	545
FIXED ASSETS, NET	206

TOTAL ASSETS	$ 751

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 3,084
Payable to stockholders	67,118

TOTAL CURRENT LIABILITIES	70,202

STOCKHOLDERS' DEFICIT
Common stock: $.001 par value; 50,000,000 shares
authorized, 2,300,375 issued and outstanding	2,300
Paid-in capital	14,414
Retained deficit	(86,165)

TOTAL STOCKHOLDER’S DEFICIT	(69,451)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 751

        The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2005 AND 2004
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO JUNE 30, 2005
(UNAUDITED)

					CUMULATIVE
					FROM
					INCEPTION
	3 MOS. Ended		6 MOS. Ended		TO
	2005	2004	2005	2004	JUNE 30, 2005
REVENUE
Sales	$ --	$ --	$ --	$ --	$125
Less: Cost of goods sold	--	--	--	--	75

Net sales revenue	--	--	--	--	50

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	278	1,473	2,057	3,167	9,343
Consulting	--	--	--	--	200
Depreciation	208	--	416	--	2,295
Franchise taxes	--	--	--	--	963
Professional Fees	25,851	1,450	53,233	2,850	73,414

Total general and administrative expenses	26,337	2,923	55,706	6,017	86,215

Loss from operations and before taxes	$(26,337)	$(2,923)	$(55,706)	$(6,017)	$(86,165)

PROVISION FOR INCOME TAXES	--	--	--	--	--

Net loss	$(26,337)	$(2,923)	$(55,706)	$(6,017)	$(86,165)

LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,300,375	2,283,765	2,300,375	2,283,765

        The accompanying notes are an integral part of these financial statements

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO JUNE 30, 2005
(UNAUDITED)

	2005	2004	CUMULATIVE FROM INCEPTION TO JUNE 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (55,706)	$ (6,017)	$ (86,165)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	416	417	2,295
Stock issued for consulting	--	--	200
Change in inventory	--	--	(545)
Change in accounts payable	659	(760)	5,623

Net cash used in operating activities	(54,631)	(6,360)	(78,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	--	(2,501)

Net cash used in investing activities	--	--	(2,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	--	6,775	13,625
Proceeds from capital contributions	--	--	350
Change in payable to shareholder	54,512	915	67,118

Net cash provided by financing activities	54,512	7,690	81,093

INCREASE (DECREASE) IN CASH	(119)	1,330	--
CASH AT BEGINNING OF PERIOD	119	71	--

CASH AT END OF PERIOD	$	$ 1,401	$

SUPPLEMENTAL INFORMATION
Interest paid	$ --	$ --	$ --
Income taxes paid	--	--	--
Stock issued for accounts payable	--	--	2,539

        The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Cape Coastal Trading Corp. (“The Company”) is a development stage company that was incorporated in New York on August 16, 2002. Prior to January 13, 2005, the Company was focused on importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S. From and after January 13, 2005, the Company no longer operates said business and the Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company does not have any specific plans or proposals at this time which relate to or would result in: (a) the acquisition by any person of additional securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company's business or corporate structure; (g) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

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

During the period from inception through January 13, 2005, the Company was focused on importing artworks and crafts from Ghana, Africa to sell to customers in the United States. From and after January 13, 2005, the Company no longer operates said business and the Company’s business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company does not have any specific plans or proposals at this time which relate to or would result in: (a) the acquisition by any person of additional securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company's business or corporate structure; (g) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The Company did not generate any revenues from sales for the three months ended June 30, 2005, or the three months ended June 30, 2004.

Expenses for the three months ended June 30, 2005 were $26,337, comprising general and administrative expenses (“G&A”) of $278, professional fees of $25,851 and depreciation expense of $208 compared to $2,923 for the three months ended June 30, 2004, comprising G&A of $1,473 and professional fees of $1,450. The increase in professional fees was related to the Company’s efforts to identify a merger partner.

Basic and diluted loss per share was $0.01 for the three months ended June 30, 2005 compared to $0.00 for the three months ended and June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The Company did not generate any revenues from sales for the six months ended June 30, 2005, or the six months ended June 30, 2004.

Expenses for the six months ended June 30, 2005 were $55,706, comprising general and administrative expenses (“G&A”) of $2,057, professional fees of $53,233 and depreciation expense of $416 compared to $6,017 for the six months ended June 30, 2004, comprising G&A of $3,167 and professional fees of $2,850. The increase in professional fees was related to the Company’s efforts to identify a merger partner and the audit for the period ended December 31, 2004 and transaction-related professional fees and expenses.

Basic and diluted loss per share was $0.02 for the six months ended June 30, 2005 compared to $0.00 for the six months ended and June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had total current assets of $545.  At June 30, 2005, total current liabilities were $70,202, which consisted of accounts payable and loans from shareholders.  At June 30, 2005, the Company had negative working capital of $69,657.  As of June 30, 2005, we had an accumulated deficit of $86,165.

Net cash used in operating activities was $54,631 during the six months ended June 30, 2005, consisting of net operating loss of $55,706, an increase in accounts payable of $659 and a depreciation expense of $416.

The Company did not have any cash flows from investing activities during the six months ended June 30, 2005.

Net cash provided by financing activities was $54,512 for the six months ended June 30, 2005, which consisted entirely of additional loans by shareholders.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements until it can complete a business combination with a target company which may result in the Company becoming a going concern. There is no guarantee that the Company will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in the Company becoming a going concern. In the meantime, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. During the period ended June 30, 2005 and for future periods, the Company will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. The Company will also incur costs in connection with the review, analysis and completion of any potential transactions. The Company does not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.

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

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s guidelines. Based on management's evaluation, it was concluded that as of June 30, 2005 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

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

PART II

OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

1.	Extension of Stock Purchase Agreement.

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

The APA Closing was originally to take place on the earlier of (a) the soonest practicable date following the date that the Company acquires or commences an operating business, (b) the last day of the sixth month following the date that the Asset Purchase Agreement was entered into, or (c) such other date as the parties may mutually agree. If the APA Closing occurs under clause (b) above then the Company would have the right to continue to use the name “Cape Coastal Trading Corporation” for an additional six months following such APA Closing.

On July 20, 2005, the APA was amended to extend the latest date for closing from July 31, 2005 to December 31, 2005.

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

CAPE COASTAL TRADING CORPORATION /S/ Geoffrey Alison —————————— Geoffrey Alison, Chief Executive Officer and Principal Financial Officer Date: August 12, 2005