Form 10QSB
period 2005-09-30
CAPE COASTAL TRADING CORP
filed 2005-11-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2005

Commission File No. 005-50995

 (Name of small business issuer in its charter)

Cape Coastal Trading Corporation

 122 Ocean Park Blvd., Suite 307, Santa Monica, CA 90405

Incorporated in New York	I.R.S. Employer Identification No. 52-2372260
Issuer's telephone number: (310) 396-1691

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

At October 31, 2005, there were 2,300,375 shares of the Issuer’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS	$--

FIXED ASSETS, NET	--

TOTAL ASSETS	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$3,068
Payable to Stockholders	57,596

TOTAL CURRENT LIABILITIES	60,664

STOCKHOLDERS' DEFICIT
Common Stock: $.001 par value; 50,000,000
Shares authorized; 2,300,375 issued and
Outstanding	2,300
Paid-in Capital	14,414
Retained Deficit	(77,378)

TOTAL STOCKHOLDERS' DEFICIT	(60,664)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$--

The accompanying notes are an integral part of these financial statements.

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO SEPTEMBER 30, 2005
(UNAUDITED)

	3 MOS. ENDED		9 MOS. ENDED		CUMULATIVE FROM INCEPTION TO SEPTEMBER 30,
	2005	2004	2005	2004	2005
REVENUE
Sales	$--	$--	$--	$--	$125
Less: Cost of goods sold	--	--	--	--	75
Net sales revenue	--	--	--	--	50
Gain on disposition of assets	12,061	--	12,061	--	12,061

Total Revenues	12,061	--	12,061	--	12,111

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative	218	828	2,275	1,554	9,561
Consulting	--	--	--	--	200
Depreciation	206	208	622	615	2,501
Franchise taxes	--	--	--	455	963
Professional Fees	2,850	3,600	56,083	3,000	76,264

Total general and administrative expenses	3,274	4,636	58,980	5,624	89,489

Profit (Loss) from operations and
before taxes	$8,787	$(4,636)	$(46,919)	$(5,574)	$(77,378)
PROVISION FOR INCOME TAXES	--	--	--	--	--

Net Profit (Loss)	$8,787	$(4,636)	$(46,919)	$(5,574)	$(77,378)

PROFIT (LOSS) PER SHARE
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,300,375	2,289.405	2,300,375	2,160,681

The accompanying notes are an integral part of these financial statements

CAPE COASTAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE PERIOD FROM INCEPTION (AUGUST 16, 2002) TO SEPTEMBER 30, 2005
(UNAUDITED)

	2005	2004	CUMULATIVE FROM INCEPTION TO SEPTEMBER 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,919)	$(10,653)	$(77,378)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	622	625	2,501
Stock issued for consulting	--	--	200
Change in prepaid expense	--	(1,310)	--
Change in inventory	545	(120)	--
Change in accounts payable	643	(1,900)	5,607
Net cash used in operating activities	(45,109)	(13,358)	(69,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	--	(2,501)
Net cash used in investing activities	--	--	(2,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	--	6,775	13,625
Proceeds from capital contributions	--	--	350
Change in payable to shareholder	44,990	6,568	57,596

Net cash provided by financing activities	44,990	13,343	71,571

INCREASE (DECREASE) IN CASH	(119)	(15)	--
CASH AT BEGINNING OF PERIOD	119	71	--
CASH AT END OF PERIOD	$--	$56	$--

SUPPLEMENTAL INFORMATION
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
Stock issued for accounts payable	$--	$--	$2,539

The accompanying notes are an integral part of these financial statements

CAPE COASTAL TRADING CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Loans Payable--Shareholders

During the quarter ended September 30, 2005, shareholders made additional loans to the Company aggregating $3,068 and shareholder loans aggregating $12,606 were released in consideration of a sale of assets (see below)

Discontinuance of Prior Business.

During the quarter ended March 31, 2005, the Company discontinued its business of importing artworks and crafts from Ghana, Africa to sell to its vendors and customers in the U.S. This business was later sold pursuant to an Asset Purchase Agreement (see ITEM 5. OTHER INFORMATION—Asset Purchase Agreement).

Sale of Assets.

Effective as of August 1, 2005, the Company sold all of its operating assets pursuant to an Asset Purchase Agreement entered into on January 13, 2005. As a result of the sale of assets, the Company recorded a net gain of $12,061, which was recorded in the quarter ended September 30, 2005. The assets sold had a book value of $545 and the sale price comprised the release of $12,606 of shareholders loans payable by the company to the purchaser. (see ITEM 5. OTHER INFORMATION—Asset Purchase Agreement)

2.     GOING CONCERN

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The Company did not generate any revenues from sales for the three months ended September 30, 2005, or the three months ended September 30, 2004. The Company generated a net gain of $12,061 on the sale of assets during the three months ended September 30, 2005. The assets sold had a book value of $545 and the sale price comprised the release of $12,606 shareholders loans payable by the company to the purchaser.

Expenses for the three months ended September 30, 2005 were $3,274, comprising general and administrative expenses (“G&A”) of $218, professional fees of $2,850 and depreciation expense of $206 compared to $4,636 for the three months ended September 30, 2004, comprising G&A of $828, professional fees of $3,600 and depreciation expense of $208.

Basic and diluted profit per share was $0.00 for the three months ended September 30, 2005 compared to $0.00 for the three months ended and September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company did not generate any revenues from sales for the nine months ended September 30, 2005, or the nine months ended September 30, 2004. The Company generated a net gain of $12,061 on the sale of assets during the nine months ended September 30, 2005. The assets sold had a book value of $545 and the sale price comprised the release of $12,606 shareholders loans payable by the company to the purchaser.

Expenses for the nine months ended September 30, 2005 were $58,980, comprising general and administrative expenses (“G&A”) of $2,275, professional fees of $56,083 and depreciation expense of $622 compared to $5,624 for the nine months ended September 30, 2004, comprising G&A of $1,554, professional fees of $3,000, franchise taxes of $455 and depreciation expense of $615. The increase in professional fees was related to the Company’s efforts to identify a merger partner and the audit for the period ended December 31, 2004 and transaction-related professional fees and expenses.

Basic and diluted loss per share was $0.02 for the nine months ended September 30, 2005 compared to $0.00 for the nine months ended and September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had no current assets.  At September 30, 2005, total current liabilities were $60,664, which consisted of accounts payable and loans from shareholders.  At September 30, 2005, the Company had negative working capital of $60,664.  As of September 30, 2005, we had an accumulated deficit of $77,378.

Net cash used in operating activities was $45,109 during the nine months ended September 30, 2005, consisting of net operating loss of $46,919, an increase in accounts payable of $643, a decrease in inventory of $545 and a depreciation expense of $622.

The Company did not have any cash flows from investing activities during the nine months ended September 30, 2005.

Net cash provided by financing activities was $44,990 for the nine months ended September 30, 2005, which consisted entirely of additional loans by shareholders.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements until it can complete a business combination with a target company which may result in the Company becoming a going concern. There is no guarantee that the Company will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in the Company becoming a going concern. In the meantime, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. During the period ended September 30, 2005 and for future periods, the Company will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. The Company will also incur costs in connection with the review, analysis and completion of any potential transactions. The Company does not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.

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

ITEM 3     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s guidelines. Based on management's evaluation, it was concluded that as of September 30, 2005 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

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

PART II

OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

1. Asset Purchase Agreement.

 On January 13, 2005, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kwajo Sarfoh, the Company’s then President and Treasurer and a member of the Company’s board of directors. Pursuant to the Asset Purchase Agreement, the Company agreed to sell to Mr. Sarfoh, on an “AS IS”“WHERE IS” basis all of the Company’s interest in the Company’s name “Cape Coastal Trading Corporation,” its Website (www.ghanacrafts.com), and all of the other agreements, contracts, leases, licenses and other arrangements and other tangible and intangible property of the Company (the “Purchased Assets”) to the extent that the same relate to the business (the “Business”) of importing artworks and crafts from Ghana, Africa to sell to vendors and customers in the U.S.

The terms of the Agreement require Mr. Sarfoh to assume all of the existing and future liabilities and obligations of the Business. The purchase price for the Purchased Assets was to be paid at the closing of the transactions contemplated by the Asset Purchase Agreement (the “APA Closing”) by Mr. Sarfoh’s delivery to the Company of a release of all amounts owed by the Company to Mr. Sarfoh, including any shareholder loans by Mr. Sarfoh to the Company. No fairness opinion was obtained in connection with the transactions contemplated by the Asset Purchase Agreement. The then board of directors, consisting of Kwajo Sarfoh and Trae O’Neil High, approved this transaction and indicated that such transaction was in the best interests of the Company and its stockholders. The Asset Purchase Agreement was filed as Exhibit 10.3 the Company’s Form 8-K filed on January 14, 2005.

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

By mutual agreement between the parties, the transaction contemplated by the APA closed effective as of August 1, 2005.

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

CAPE COASTAL TRADING CORPORATION /S/ Geoffrey Alison —————————— Geoffrey Alison, Chief Executive Officer and Principal Financial Officer Date: November 10, 2005