Form 10-K
period 2005-12-31
uBid.com Holdings, Inc.
filed 2006-03-28
CIK 1219097

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-50995
________________

uBid.com Holdings, Inc.
(formerly known as Cape Coastal Trading Corporation)
(Exact name of registrant as specified in its charter)

Delaware	52-2372260
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

8550 West Bryn Mawr, Suite 200, Chicago, Illinois 60631
(Address of principal executive offices and zip code)

Registrant’s telephone number including area code:
(773) 272-5000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $6.60 on March 24, 2006) was approximately $81,050,237.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of March 21, 2006, was 20,333,333.

DOCUMENTS INCORPORATED BY REFERENCE

None

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to uBid on the date hereof. uBid cautions investors that its business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that uBid has filed with the Securities and Exchange Commission. Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond uBid’s control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and the uBid’s estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

Item 1. Business

Overview of Business

uBid.com Holdings, Inc. is a holding company for uBid, Inc., our operating business. For purposes of this Annual Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiaries (after the December 29, 2005 merger described below and/or to uBid, Inc. and its subsidiaries before such date).

uBid, Inc. commenced operations in 1997 primarily selling computer and consumer electronics on our online auction style marketplace as a wholly-owned subsidiary of PC Mall. In December 1998, uBid completed an initial public offering.

In April 2000, CMGI, Inc. acquired ownership of uBid in a stock-for-stock merger transaction valued at approximately $407 million. Upon closing, uBid became a wholly-owned subsidiary of CMGI.

On April 2, 2003, CMGI sold substantially all of the assets and non-related party liabilities of uBid to Takumi Interactive, Inc., an investment vehicle of Petters Group Worldwide, LLC (“Petters Group”) formed on March 7, 2003, which changed its name to uBid, Inc. immediately after the acquisition. As a result of the transaction, uBid became a separate stand-alone business owned substantially by the Petters Group. In consideration of the asset sale, Takumi paid CMGI (1) $1,612,500 in cash at closing, (2) a promissory note in the aggregate principal amount of $2,000,000, bearing interest at the prime rate plus 1.5%, payable in two equal installments on the first and second anniversaries of the closing, and (3) a warrant to purchase non-voting common stock of uBid constituting 5% of the outstanding common stock of uBid on the consummation of the business sale.

Index to Consolidated Financial Statements

On December 29, 2005 (the “Closing Date”), uBid entered into a Merger Agreement and Plan of Reorganization with Cape Coastal Trading Corporation (the previous public reporting entity), and uBid Acquisition Co., Inc., a wholly-owned subsidiary of Cape Coastal. Under the Merger Agreement, uBid Acquisition Co. merged with and into uBid, with uBid remaining as the surviving corporation and our wholly-owned subsidiary. On the Closing Date, the holders of uBid’s issued and outstanding capital stock before the merger surrendered their shares of uBid’s capital stock and received 8,800,000 shares of our common stock, with up to 444,444 of such shares of common stock subject to redemption. The holders of Cape Coastal’s issued and outstanding common stock before the merger retained 599,331 shares of common stock. Before the merger, Cape Coastal Trading Corporation was a shell company. Our business operations following the merger are those of our wholly-owned subsidiary, uBid.

Also on December 29, 2005, we completed the first part of a private offering to accredited investors. We sold 10,000,003 shares of our common stock and warrants to purchase 2,500,003 shares of our common stock, for aggregate consideration of approximately $45 million. The warrants issued to the investors are exercisable for five years at an exercise price of $5.85. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger. Rather than accepting cash consideration for the shares acquired by those investors, we agreed to issue shares and warrants for consideration of the note holders’ cancellation of the existing notes. The note holders’ common stock and warrants were issued at the same price as the common stock and warrants issued to other accredited investors as the fair value of the common stock and warrants issued was equal to the carrying amount of the debt extinguished. No gain or loss was recorded on the repayment of the notes. Therefore, the consideration we received on the Closing Date consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. Of the 10,000,003 shares issued in the first part of the private offering, 2,222,224 were subject to redemption. In addition, on the Closing Date we issued warrants to purchase 333,333 shares of our common stock to the note holders under our bridge notes, which warrants are exercisable for three years at an exercise price of $4.50. We issued warrants to purchase 230,000 shares of our common stock to our placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50.

On February 3, 2006, we completed the second part of a private offering to accredited investors. In this offering, we sold 3,000,000 shares of our common stock and warrants to purchase 750,002 shares of our common stock. On February 6, 2006, we redeemed a total of 2,666,668 shares of common stock issued in connection with the merger and the first part of the private offering, at a price of $4.50 per share and issued 600,667 shares of common stock to Cape Coastal and uBid’s financial advisor, Calico Capital Group, LLC. We issued additional warrants to purchase 90,000 shares of our common stock to our placement agents. Pursuant to a letter agreement, Calico subsequently transferred a total of 50,000 of its shares to two stockholders of the former Cape Coastal Trading Corporation.

Corporate Information

Cape Coastal Trading Corporation (now known as uBid.com Holdings, Inc.) was incorporated under the laws of the State of New York in 2002 and reincorporated under the laws of the State of Delaware in December, 2005. On February 10, 2006, we amended our Certificate of Incorporation to change our name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.” to reflect that since the merger with uBid, Inc., our business operations are those of uBid. Our principal executive offices are located at 8550 West Bryn Mawr, Suite 200, Chicago, Illinois 60631. The telephone number at our principal executive offices is (773) 272-5000. Our website address is www.ubid.com.

Index to Consolidated Financial Statements

Our History

Over the past eight years, our business strategy has evolved significantly. We began operations as an e-tailer directly procuring merchandise consisting primarily of refurbished and overstock computer and consumer electronics inventory for sale in our auction style format online marketplace. Initially, we operated as the sole seller in the marketplace and were solely responsible for all warehousing and order processing and, therefore, incurred all costs and risks associated with product procurement.

Today, our business model includes our direct product procurement business channel, uBid Direct, and our more recently implemented business channel, the uBid Certified Merchant, which provides merchants the ability to sell merchandise in the uBid online marketplace.

Industry Overview

Growth of the Internet and E-Commerce

According to Forrester Research, in 2005, United States e-commerce sales will total approximately $175.3 billion and are expected to grow to approximately $271 billion by 2008, representing a compound annual growth rate of approximately 23%. In addition, according to the U.S. Census Bureau, over the last five years, United States e-commerce sales have tripled as a percentage of total retail sales, growing from 0.8% of total retail sales in the first quarter of 2000 to 2.3% in the first quarter of 2005.

Although just 10% of U.S. households shopped online in 1998, Forrester Research predicts that 40% will do so by 2009. Between 2007 and 2009, an average of two million new households will shop online for the first time each year, bringing significant new potential spending power online.

Several factors have and will continue to contribute to this growth including:

▪	increases in broadband penetration and Internet usage;

▪	increases in consumer trust in online shopping;

▪	growth in awareness of the convenience of online shopping;

▪	increases in the selection of products available online to consumers; and

▪	improvements in online payment technology.

The Online Auction Market Opportunity

Forrester Research predicts online auction sales will grow from approximately $13 billion in 2002 to approximately $54 billion in 2007, a 33% compound annual growth rate. Three primary factors are expected to drive this growth:

▪
Acceptance by mainstream shoppers making purchases online. It is expected that mainstream consumers will drive the majority of future growth in the segment, as the increased use of simpler formats, such as fixed price format sales, will encourage mainstream shoppers to purchase new and used goods from smaller sellers through auction formats.

▪
Growth in new categories. To date, consumer electronics, books and CDs have comprised the majority of online sales. However, several new categories including footwear, designer apparel and accessories and collectors’ items have begun to demonstrate strong growth.

▪	Growth in retailer participation. Retailers have begun considering moving marketing dollars and merchandise offerings to performance-based marketplaces.

Index to Consolidated Financial Statements

Growth Opportunity in the Surplus Inventory Business

The online consumer surplus sector has remained significantly under-penetrated to date, accounting for aggregate sales of less than $2 billion, or 3%, of the $60 billion U.S. excess consumer goods market1 . Historically, manufacturers and merchants have sold excess goods through various traditional liquidation channels such as factory outlets, catalogs, resellers and mass merchants. Traditional liquidation channels are inefficient for various reasons including the following:

▪	traditional liquidation channels are fragmented and multi-layered greatly increasing distribution and logistics costs;

▪	lack of a reliable, interactive mechanism for setting prices;

▪	high costs of developing and maintaining a physical infrastructure;

▪	inability to cost effectively reach a broad consumer audience; and

▪	limited selection for buyers.

Online auction marketplaces address these inefficiencies by leveraging the connectivity of the Internet to enable manufacturers and merchants to offer an unlimited amount of merchandise to a unified global buyer base, while significantly reducing the costs associated with distribution, logistics and data collection.

In addition, by offering a separate distribution channel for excess merchandise sales, manufacturers and merchants are able to sell excess inventory independently of their full priced products, thereby avoiding customer confusion and the loss of sales on full priced products. As a result, merchants and manufacturers can maximize revenue and profit.

Growth in Technology / Consumer Electronics

Technology and consumer electronics products have typically represented a significant portion of online sales due to the homogeneity between specific product models and the ability to easily describe product specifications and features in writing. The market for technology and consumer electronics goods is expanding rapidly due to product and technology innovations as well as the growth of multimedia content including music, photos, movies and home video, in digital formats. Consumers are increasing their purchase volume of a variety of digital consumer electronics products, including portable digital music players, digital still cameras and digital video camcorders. Consumers are also increasingly focused on sharing multimedia content between devices, resulting in increases in purchase volume of products such as PCs with media functionality, notebook computers, digital televisions, personal video recorders and home networking devices. The Consumer Electronics Association forecasts that consumer electronics sales will reach approximately $135 billion in 2006.

[1]	AMR Research

Index to Consolidated Financial Statements

Growth in Under-Penetrated and Unique Product Categories

To date, consumers and businesses have primarily used the Internet to exchange products and services that can be easily described with graphics and text such as computers, consumer electronics, books, CDs and airline tickets.

While sales of auction mainstays like computers and collectibles still account for about half of auction sales, some unlikely products have taken off with auction shoppers. Forrester Research estimates that online footwear sales will grow from just over $1 billion to more than $3 billion in 2006 and also anticipates significant growth in linens and home décor items.

Forrester Research estimates that as new and existing consumers increase the amount of money they spend online, most merchandise categories are expected to grow between a 10% and 20% compound annual growth rate over the next six years. However, certain under-penetrated categories, whose primary consumers have just started becoming comfortable purchasing online, will experience notably higher growth. These lines of merchandise include tools and hardware, which is predicted to grow at a 37% compound annual growth rate over the same six year period, garden supplies, which is predicted to grow at a 24% compound annual growth rate, and flowers, which is predicted to grow at a 26% compound annual growth rate.

Challenges Faced by Online Retailers

Although the online retail channel provides significant benefits over traditional retail channels, online retailers also face a number of challenges, including:

▪
Establishing Brand Recognition, Attracting New Customers and Building Customer Loyalty. It is important for Internet retailers to establish a recognized and trusted brand-name online because consumers are generally wary of purchasing products from unfamiliar retailers. Generating positive brand recognition is critical to acquiring new customers. Online retailers may also experience difficulty retaining their customers because of the relative ease of switching to different websites and purchasing products from other online retailers.

▪
Providing a Broad and Available Product Selection. In order to appeal to consumers, online retailers must provide a large selection of products readily available for delivery. However, it is difficult to keep such a broad selection of products ready for delivery without incurring considerable inventory and warehouse costs.

▪
Competing with Low Prices. Significant price competition exists between online retailers because consumers are able to quickly compare prices on the Internet. Online retailers must be able to provide a high value proposition in order to attract and retain customers.

▪
Achieving Sufficient Scale. Online retailers must achieve sufficient scale to compete successfully with other major online and offline retailers. Significant investments are required to build the infrastructure and implement the marketing and sales campaigns necessary to drive consumer website traffic and convert website visitors into customers. Therefore, online retailers must have access to adequate capital and generate sufficient revenues to achieve the necessary scale required to reach profitability.

▪
Developing Technology Infrastructure. Online retailers must develop and implement flexible and scalable technology systems to appropriately accommodate large product catalogs with significant data storage needs, high volume transaction processing, order fulfillment workflow and high quality customer support and management.

Index to Consolidated Financial Statements

The uBid Solution

Our online marketplace provides merchants with an efficient and economical sales channel for maximizing revenue on their excess merchandise, while providing consumers with a convenient method for obtaining these products at substantial savings. Our online marketplace offers:

▪
Extensive Security and Fraud Protection. uBid’s online marketplace provides a trustworthy and secure buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from unestablished businesses, individual consumers and other non-commercial parties. All merchants offering goods in our online marketplace are required to successfully complete our merchant certification process, which includes verification of the merchant’s trade and bank references and other information which establishes that the merchant is in good business standing. As a result of this certification, fraudulent transactions in our marketplace are minimized. In addition, we require all buyers to provide a valid credit card before placing their initial bid, resulting in reductions to the occurrence of fraudulent bidding.

▪
Strong Brand and Loyal Customer Base. We have strengthened our “trust” positioning over the past year through advertising, marketing and promotional campaigns and consistent delivery of quality products at low prices. We have amassed five million member registrations since our inception in 1997.

▪
Broad and Deep Product Selection. We offer over 200,000 high quality, brand-name new, close-out, overstock and refurbished merchandise in over 200 categories including computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectible products each day.

▪
Compelling Value to Consumers and Merchants. We attract new consumers and retain existing consumers by offering low prices on high quality, brand-name products in a marketplace supported by both auction style and fixed price formats. We provide additional value to our consumers by providing timely and accurate order processing, direct fulfillment where applicable and in-house customer support. Sellers are attracted to uBid because of the large and growing number of potential buyers. The frequency of product offerings and the ability to continuously add new items allow merchants to liquidate inventory quickly to minimize the risk of price erosion. In addition, our auction style and fixed price formats allow suppliers and sellers the opportunity to optimize sales value while simultaneously liquidating excess merchandise directly to a nationwide audience, without conflicting with their primary distribution channels.

Business Channels

We currently provide suppliers and merchants the opportunity to offer and sell their products in the marketplace through two distinct business channels:

uBid Direct:

The uBid Direct business channel provides us with management control over all aspects of product acquisition, sale and distribution process. Through uBid Direct, we directly source, purchase, warehouse and market surplus inventory from suppliers and merchants in our established network of approximately 3,700 companies. uBid Direct allows suppliers and merchants to achieve immediate cost recovery on their excess, overstock and close-out merchandise. We direct the offer and sale of uBid Direct inventory on our online marketplace through our auction style or fixed price formats. Finally, we manage all order processing, order fulfillment and customer support needs related to uBid Direct inventory. uBid typically earns the margin difference between our purchase and selling price on the auction style and fixed price completed transactions. uBid Direct net sales for the nine month period ended December 31, 2003 and years ended December 31, 2004 and 2005 were $64.9 million, $85.2 million and $72.3 million. uBid Direct represented 98.8%, 97.9% and 85.5% of net sales for the nine months ended December 31, 2003 and years ended December 31, 2004 and 2005.

Index to Consolidated Financial Statements

uBid Certified Merchant Program:

The uBid Certified Merchant Program (“UCM Program”) provides merchants with greater management control over certain aspects of the sale process related to their products, while maintaining the opportunity to sell their products to our consumers on our online marketplace through our auction style or fixed price formats. Merchants participating in the UCM Program manage all warehousing of and order fulfillment for their UCM Program inventory. However, uBid manages all order processing and first response customer service needs related to UCM Program transactions. In furtherance of our commitment to minimize fraudulent activity and to provide a trustworthy and credible online marketplace, we require all merchants, before participating in the UCM Program, to satisfactorily complete our merchant certification process which verifies each participating merchant’s business status and trade references. uBid charges the merchants a commission fee for all completed auction style and fixed price format transactions.

This business channel, launched in July 2003, enables certified merchants to sell their products, while maintaining control over warehousing and fulfillment. It also provides uBid with the ability to reduce costs and risk associated with product procurement while increasing supply and maintaining our trust positioning. UCM net sales for the nine months ended December 31, 2003 were $0.8 million and net sales for the years ended December 31, 2004 and 2005 were $1.8 million and $3.4 million. We earn a commission on all items sold and this channel generated approximately 1.3%, 2.1% and 4.0% of net revenue (representing only our earned commissions) in 2003, 2004 and 2005.

Primary Growth Strategy Objectives

Our objective is to achieve accelerated growth and expansion. To realize this objective we have designed the following growth strategy initiatives:

▪
Increased Consumer and Merchant Base. We intend to continue expanding our consumer user base through focused online marketing tactics. These efforts include paid search listings, comparison shopping, directory listings, affiliate banner ad programs and e-mail marketing. We continue to further optimize our website to increase our free listings within popular search engines (e.g., Google and Yahoo). In addition, we have begun identifying key opportunity segments of our database for targeted activation programs. These efforts have resulted in an increase in traffic to our website, which reached 2.8 million unique visitors in December 2005, an increase of 70% as compared to January 2005. We have implemented a significant ongoing charity program, “uBid/uGive,” which is expected to create positive market and branding exposure for uBid with minimal expenditures.

▪
Product Category Expansion. We plan to continue to add product categories to offer consumers a more comprehensive collection of merchandise. We have been successful in increasing product categories including collectibles and antiques, music, movies, games and apparel while expanding the depth of merchandise offered in all categories, particularly jewelry and gifts, home and garden, sports and hobbies.

▪
uBid Certified Merchant Program Expansion. We believe this program will significantly drive future growth. We anticipate capturing a large number of additional merchants by identifying and targeting the growing population of competitors’ disenfranchised merchants. We believe the UCM Program provides an attractive alternative by offering a simpler merchant fee structure, volume discounts and enhanced merchant services (such as dispute and collection assistance and relevant consumer statistics).

▪
Acquisitions. We are actively reviewing synergistic acquisition opportunities which are expected to provide inorganic expansion into additional channels. We are also pursuing acquisitions of complementary technology and auction services platforms.

Index to Consolidated Financial Statements

The uBid Online Marketplace

We have designed an easy-to-use online marketplace (www.ubid.com) to provide a friendly and positive shopping experience through interactive auction style and fixed price formats. Consumers may enter the marketplace directly by typing "www.ubid.com" or through a link from various online marketing promotions to the uBid home page, a product category page, sub-category page or individual product listing. From the home page, an individual may choose a specific item from one showcased that day, proceed to a specific category (such as computers or electronics) or respond to a specific promotion.

Each item offered in the marketplace has a unique product page that includes a concise product description, full-color image and detailed technical specifications. In addition, each product page provides a table indicating the quantity available, bid range, minimum incremental bid, current winning bidders, winning bid amounts and the remaining time left to bid. Sample product pages are provided below:

Before bidding on any product offered in the marketplace, each consumer is required to register by completing a simple online registration form and providing a valid credit card number. uBid verifies all information included on the registration form and verifies the consumer’s credit card. Pre-registration of all consumers reduces the number of “non-payment” bidders and contributes to our ability to minimize fraud in the marketplace. After the consumer successfully completes pre-screening, the consumer creates a unique login name and password after which the pre-screened consumer is allowed to bid on products in the marketplace.

Index to Consolidated Financial Statements

Pre-screened consumers participate in the marketplace by reviewing products and setting bid prices. After setting a bid price on an item, the consumer’s login name and bid price are placed on the bidder list provided on that item’s product page. Bidding continues until expiration of the pre-established open bid time for that item. During the open bidding period, consumers may elect to be notified by e-mail when they are outbid or may use the “Bid Butler” to automatically increase their bid up to a predetermined maximum dollar amount.

Sample Registration Page

On the day that the open bidding period ends, winning bidders are determined and notified by e-mail. The highest bidders of an item become the “winners.” Winning bidders may pay different prices, however, in the event of equal winning bid prices, bids on larger quantities and earlier bid times prevail. The winning customer’s credit card is then screened for fraud and credit availability, the purchase is processed, shipped and the customer’s credit card is charged.

Products and Merchandising

For the year ended December 31, 2005, our product mix based on units sold consisted of approximately 60% new merchandise and 40% refurbished products. This mix fluctuates from quarter to quarter depending on the type of products posted in our marketplace.

Most merchandise sold is covered by manufacturer, distributor or refurbisher warranties. Additionally, in most cases, in those states where third party warranties are permitted by law, extended warranties on merchandise are available for purchase. Merchandise from the following categories is offered in our marketplace:

▪
Computer Products: Including items such as desktops, portable computers, computer accessories, disk drives, modems, monitors/video equipment, components, printers, scanners, digital cameras, software and home office products.

Index to Consolidated Financial Statements

▪	Consumer Electronics: Including items such as home theater equipment, home audio equipment, speakers, televisions, camcorders, VCRs, DVD players, portable audio players and automobile audio equipment.

▪	Apparel and Accessories: Including items such as men’s, women’s and children’s casual, fitness, and dress clothing, shoes and accessories.

▪	Jewelry and Gifts: Including items such as rings, earrings, watches, bracelets and loose stones.

▪	Home: Including items such as appliances, vacuum cleaners, furniture, tools, luggage, appliances, furnishings, art and lawn and garden.

▪	Sporting Goods and Memorabilia: Including items such as sports memorabilia and equipment for golf, tennis, health and fitness, outdoor sports, bicycles, water sports and team sports.

▪	Books, Music and Videos: Including items such as books, movies, video games, DVDs and CDs.

▪	Collectibles: Including items such as dolls, stamps, coins, pottery, glass and figurines.

Fulfillment and Logistics

We use a third party logistics warehouse and distribution system. This flexible system enables us to control warehouse costs and more closely manage the distribution of our directly procured merchandise because we only pay for the warehousing used on a per transaction basis. Direct product fulfillment and its related costs shrink or expand to fit the needs of the business. As a result, we do not incur significant overhead costs of owning and operating a warehouse.

Sales and Marketing

Our marketing strategy is aligned with our overall business goals to drive revenue and margin growth by increasing our consumer and merchant bases.

Our marketing strategy is focused primarily on four areas: (1) increasing consumer awareness of uBid as The marketplace you can trust™; (2) expanding and optimizing customer acquisition efforts; (3) implementing a scalable, cost-effective customer retention program; and (4) increasing the availability of qualified merchant leads for the UCM Program.

▪
Increasing consumer awareness of uBid’s “trust” position. uBid has created a unique position in the marketplace focused on earning consumer trust. This position of “trust” is supported by our focus on business-to-consumer selling (versus consumer-to-consumer selling), our efforts to minimize fraudulent sellers by requiring all merchants participating in the UCM Program to complete a merchant certification process, significant investments in our customer support services, internal product warehousing and payment transaction processing and endorsements from various recognized third party security and privacy programs. We believe this “trust” positioning will continue to set us apart from our competitors and provide a meaningful difference in attracting and maintaining customers.

▪
Expanding and optimizing customer acquisition efforts. Our marketing expenditures are primarily spent on attracting traffic to our website. Potential new customers are sourced through a range of online efforts including affiliate programs, paid search listings, shopping comparison programs, online partnerships and e-mail marketing. In addition, we are also evaluating new marketing channels such as offline direct response television and radio, in-store media, event marketing and single partnerships with key online media companies to broaden our customer demographics and drive larger incremental gains in customer acquisition.

Index to Consolidated Financial Statements

▪
Implementing a scalable, cost-effective customer retention program. It is critical to have a program that effectively manages new customer relationships from acquisition to activation (1st time bidding/buying) to repeat purchase. We have recently begun investing in the implementation of our customer retention management. Our efforts to date have been focused on developing programs aimed at improving bidding/buying behavior among key customer segments: 1) recent bidders, 2) lapsed and long lapsed bidders, 3) inactive members (i.e., never bid), 4) registered members without a credit card on file, and 5) members without an opt-in e-mail address. In addition, we are working on a long term customer retention management strategy, which is expected to include development of a marketing data warehouse.

▪
Increasing the availability of qualified merchants for the UCM Program. The recruiting of merchants to the UCM Program has become a primary growth focus. We are marketing to prospective merchants principally through online media, including e-mail marketing and online trade media (e.g., auction industry newsletters), as well as offline through public relations and trade show events. We are also building our own merchant prospect list from several sources for use in direct solicitations via e-mail and direct mail. These efforts have resulted in a significant increase in the volume of qualified prospect applications for processing.

Customer Support and Service

Our ability to establish and maintain long term relationships with our customers and encourage repeat visits and purchases is dependent, in part, on the strength of our customer support and service operations. We have established multiple channels for communicating with our customers before and after the sale, including phone, e-mail and online support.

Customer Care Center

We currently employ a staff of in-house customer support personnel responsible for handling customer inquiries, tracking shipments, investigating and resolving problems with merchandise. Our Customer Care Center has a 165 seat capacity and is located in Danville, Illinois. Currently, we utilize less than 20% of the center’s capacity. Customer Care representatives are available for support from 8 a.m. - 6 p.m. CST Monday through Friday. In addition, our customer service representatives are trained to cross-sell complementary and ancillary products and services including extended product warranties and accessories.

Most products are covered by manufacturers’ warranties or third party warranties which customers can purchase through uBid. We will, in specific instances, accept merchandise returns if a product is defective or does not conform to the specifications of the item sold at auction, and we work with our customers to resolve complaints about merchandise.

In addition, we have automated some of our customer service functions including providing online access to product shipping status.

Certified Central

Certified Central is our secure web-based platform that allows our certified merchants to build a database of products, create auctions, download orders, and communicate with our Customer Care Team and Merchandising Department quickly and easily.  We provide many different services through Certified Central at no additional charge to our merchants. These services, which include the ability to upload multiple images and view top selling product reports, are designed to enhance the merchant’s selling experience and satisfaction with uBid.

Index to Consolidated Financial Statements

Whether a merchant is expanding its marketplace options or entering the online auction channel for the first time, Certified Central is designed around a simple and easy-to-use interface. Certified Central is also backed by a live account management team to assist with planning, problems or inquiries.

uBid Technology

Our technology is based on a highly scalable, resilient architecture designed to maintain increased website availability and improved network performance.

Sample Auction Page

Our technology strategy focuses on: scalability to grow the business, increased availability, flexibility and security.

Scalability

uBid’s growth strategy focuses on building our buyer and seller bases which will require our technology to fundamentally support large capacity levels and provide scalability. Our technology is built on a “distributed architecture model” which enables our software applications to run parallel on multiple servers. This technique allows our system to load balance the increased traffic and workload among a group of servers.

The website supports several activities such as browsing/searching for items, registration of customers, auction management tasks (e.g., opening and closing of auctions or bidding for items in a variety of formats), order processing, credit card and fraud management.

At our peak volume levels, the platform was able to process over $430 million net revenues per year and 192,000 auctions a day.

Index to Consolidated Financial Statements

In June 2004, to address aging concerns of our server farms and infrastructure, we upgraded our new data center and all of our hardware to further enhance the capacity and reliability of our technology platform. Hewlett Packard’s new generation type two servers provide optimal power and capacity to drive our web applications and database servers. All these servers are clustered into individual server farms that are critical to achieving the scale to carry the business moving forward. Additionally, we invested in a storage area network. A storage area network is very critical to providing scale and high levels of availability to our database servers.

Availability

Our business model dictates that our online marketplace be available 24 hours a day, 7 days a week. Our newly engineered data center has a robust, responsive, resilient platform to support our growing customer base. Our technology platform is able to achieve high availability by maintaining redundant components critical to the effective functioning of the platform. We have built a redundant and cost-efficient network that is resilient even if a few elements in the network fail. This has been achieved by designing a fully meshed network with dual network interfaces, switches, routers and load balancers. Every key data circuit that is critical to the availability of the platform has an alternate path to ensure that the website is reachable. Our website is connected to the Internet through redundant DS-3 circuits using AT&T as the back bone.

Flexibility

The underlying framework that is the core of the website can be reused to build out new software applications that are needed to support the new functionality of the website. This feature allows us to be flexible in creating new applications in direct response to the changing needs of merchandising and marketing. Our UCM Program merchants rely heavily on Certified Central, a web based system that enables them to manage their business on our website. This system has a powerful dashboard that gives visibility into critical data including auctions success, hot auctions, questions from prospective buyers, etc. We periodically upgrade this system to offer enhanced real time services which includes an Application Programming Interface feature using XML (Extensible Markup Language) that is used by merchants to bulk upload data into our platform. For our UCM Program merchants, this Application Programming Interface will significantly reduce the time to market their inventory.

Security

uBid operates a “trusted” online marketplace utilizing best-in-class auction technology. We have implemented measures to minimize buyer and seller fraud including pre-screening of all new bidders using leading anti-fraud detection tools. Our anti-fraud programs are continually updated to stay current with the latest evolution of online fraud tools. Additionally, all consumer sensitive data such as credit card numbers and passwords are encrypted and stored behind our secure network. We use Secure Sockets Layer and enhanced encryption algorithms to protect consumer sensitive data. The network is also protected with Intrusion Detection Systems and firewalls that allow restricted ports from the outside network.

Index to Consolidated Financial Statements

Seasonality

Our results of operations historically have been seasonal because the majority of our suppliers build their inventories for the holiday season leading to post-holiday overstock, which provides us with purchasing opportunities in the first quarter. In addition, many of our customers reduce their Internet usage with the onset of good weather during the summer months, and on and around national holidays. We have historically experienced our strongest quarter of online sequential growth in our first and fourth fiscal quarters due to the holiday season.

Competition

The online auction services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new Websites at a relatively low cost. We believe that competition in the online auction market is based predominantly on:

▪	price;
▪	product quality and selection;
▪	shopping convenience;
▪	order processing and fulfillment;
▪	customer service; and
▪	brand recognition.

Our auction services compete with other online retailers and traditional liquidation “brokers,” some of whom may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into two broad categories:

▪	liquidation e-tailers such as SmartBargains; and
▪	online retailers such as Amazon.com auctions, eBay, Inc. and Buy.com, Inc.

As the market for online auction grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We also face potential competition from Internet companies not yet focused on the auction market. We are unable to anticipate which other companies are likely to offer services in the future that will compete with the services and products we provide.

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See Item 1A, “Risk Factors,” starting on page 16 of this Annual Report on Form 10-K.

Index to Consolidated Financial Statements

Intellectual Property and Other Proprietary Rights

We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot assure you that others will not independently develop similar intellectual property. Although we are pursuing the registration of our key trademarks in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

The uBid(SM) service mark is registered in the United States. Our proprietary software is protected by copyright laws. The source code for our proprietary software also is protected under applicable trade secret laws. We own the copyright and other proprietary rights for our auction processing and auction management applications. We own the patent license for fixed price consignment that will allow our vendors and our merchants to create auctions with fixed pricing. We also own the patent license for search agents that will allow us to search on inventory of our vendors.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us.

Third parties may, in the future, recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees will misappropriate our intellectual property.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See Item 1A, “Risk Factors,” starting on page 16 of this Form 10-K.

Employees

As of December 31, 2005, we had 95 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

WHERE YOU CAN FIND MORE INFORMATION

We are required to comply with the informational requirements of the Exchange Act, and accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the SEC. You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov.

Index to Consolidated Financial Statements

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks below before making an investment decision. Our business, financial or results of operations could be materially adversely affected by any of these risks. In such an event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

Revenue growth in prior periods may not be indicative of our future growth.

Our revenues have fluctuated significantly in the past as a result of varying amounts of funds we have spent on advertising and inventory supply and may fluctuate significantly in the future as a result of changes made in our business over the past eight years. These changes in our business, including changes in ownership, prevent the meaningful use of period-to-period comparisons of financial results. Accordingly, investors should not rely on past revenue growth rates as a prediction of our future growth. For a discussion of the changes to our business over the past eight years, see Item 1, “Business,” beginning on page 1.

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. uBid incurred a net loss of approximately $9.0 million for the year ended December 31, 2005. As of December 31, 2005, our retained deficit was $16.5 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Our financial results fluctuate and may be difficult to forecast.

Our revenues, expenses and operating results are unpredictable. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

▪	our ability to increase our brand awareness;

▪	our ability to attract visitors to our website and convert those visitors into bidders and customers;

▪	our ability to increase our customer base;

▪	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

▪	our ability to sell products at auction at the price targets we set;

▪	our ability to introduce new types of merchandise, service offerings or customer services in a competitive environment;

▪	our ability to control our gross margins;

▪	technical difficulties consumers might encounter in using our website;

Index to Consolidated Financial Statements

▪	our ability to manage third party outsourced operations;

▪	our ability to sell our inventory in a timely manner and maintain customer satisfaction;

▪	delays in shipments as a result of computer systems failures, strikes or other problems with our delivery service or credit card processing providers;

▪	the availability and pricing of merchandise from manufacturers, suppliers and vendors;

▪	the amount of returns of our merchandise;

▪	product obsolescence and price erosion;

▪	consumer confidence in encrypted transactions on the Internet;

▪	our ability to obtain cost effective advertising on other entities’ websites; and

▪	the effectiveness of offline advertising in generating additional traffic to our website.

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our common stock.

Losing key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our senior management and other key personnel. In particular, our success depends upon the continued efforts of our management personnel, including our President and Chief Executive Officer, Robert H. Tomlinson, Jr., our Executive Vice President, Timothy E. Takesue, our Chief Marketing Officer, Anthony Priore, and other members of the senior management team. Messrs. Tomlinson, Takesue and Priore have executed employment agreements, but these agreements do not guarantee continued employment. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.

Our business may suffer if we do not attract and retain additional highly skilled personnel.

To meet our expected growth, we believe that our future success will depend upon our ability to hire, train and retain other highly skilled personnel. Competition for quality personnel is intense among technology and Internet-related businesses such as ours. We cannot be sure that we will be successful in hiring, assimilating or retaining the necessary personnel, and our failure to do so could cause our operating results to fall below our projected growth and profit targets.

We are a holding company that depends on cash flow from uBid, Inc., our wholly-owned subsidiary, to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by uBid, Inc., our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

Index to Consolidated Financial Statements

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the recent changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. Because we are relatively new as a stand-alone company, we may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange or NASDAQ (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

Regulatory requirements may materially adversely affect us.

We are subject to various other regulatory requirements, including the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires the evaluation and determination of the effectiveness of a company’s internal control over its financial reporting. If it is determined that we have a material weakness in our internal control over financial reporting, we could incur additional costs and suffer adverse publicity and other consequences of any such determination.

All liabilities of Cape Coastal Trading Corporation survived the merger and Cape Coastal may have undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

Before the merger with Cape Coastal, we and our legal counsel conducted due diligence on Cape Coastal customary and appropriate for a merger transaction. However, the due diligence process may not have revealed all material liabilities of Cape Coastal currently existing or which may be asserted in the future against us relating to Cape Coastal activities before the consummation of the merger. The Merger Agreement contains a limited stockholder post-closing adjustment to the number of shares of common stock issued to pre-merger uBid stockholders as a means of providing a remedy for breaches of representations made in the Merger Agreement by Cape Coastal, including representations related to undisclosed Cape Coastal liabilities, however, there is no comparable protection offered to our other investors. Any such liabilities of Cape Coastal survived the merger and could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

Index to Consolidated Financial Statements

Risks Related to Our Business

We may not be successful in developing brand awareness, and the failure to do so could significantly harm our business and financial condition.

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of our brand will depend largely on our ability to increase our customer base. If suppliers do not perceive us as an effective marketing and sales channel for their merchandise, or if consumers do not perceive us as offering an entertaining and efficient way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. To attract and retain customers and promote our brand, we expect to increase our marketing and advertising budgets. Failure to successfully promote our brand in a cost effective manner or achieve a leading position in Internet commerce could significantly reduce the revenues we are able to generate from our operations.

Our failure to remain competitive may significantly hinder our growth.

The electronic commerce marketplace is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We compete with a variety of other companies based on the type of merchandise and the sales format they offer to customers. These competitors include, but are not limited to:

▪	Various online auction houses such as eBay.com, Amazon.com Auctions, Yahoo! Auctions, and Bidz.com.

▪
A number of e-commerce companies focused primarily on excess and overstock products with fixed price format, including Amazon.com, Overstock.com, Shopping.com, eCost.com, BlueFly.com and SmartBargains.com.

▪	A variety of offline auction companies that offer similar merchandise to that available in our marketplace supply.

▪	Merchants that have their own direct distribution channels for excess inventory or refurbished products.

▪
Companies with substantial customer bases in the computer and peripherals catalog business, including CDW Computer Centers, PC Connection and PC Mall, some of which already sell online or may devote more resources to e-commerce in the future.

Some of our current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. In addition, there has been consolidation in the industry, which may continue in the future. Accordingly, new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. Further, manufacturers may elect to sell their products directly. Increased competition is likely to reduce our operating margins, cause us to lose market share and/or diminish the value of our brand. The occurrence of any of these events could significantly harm our business.

Index to Consolidated Financial Statements

Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we have. As a result, these competitors may be able to secure merchandise from suppliers on more favorable terms than we do. They may also be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their merchandise. We cannot ensure that we will be able to successfully compete against current and future competitors. Our failure to operate competitively in the marketplace could reduce the amount of revenue we are able to generate in the future.

We may need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We may need additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

▪	pursuing growth opportunities, including more rapid expansion;

▪	acquiring complementary businesses;

▪	making capital improvements to improve our infrastructure;

▪	hiring qualified management and key employees;

▪	developing new services or products;

▪	responding to competitive pressures;

▪	complying with regulatory requirements such as licensing and registration; and

▪	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Index to Consolidated Financial Statements

If the products that we offer do not reflect our customers’ tastes and preferences, our revenues and profit margins could decrease.

Our success depends in part on our ability to offer products and services that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because the products that we sell typically consist of manufacturers’ and retailers’ excess inventory, we have limited control over the specific products that we offer for sale. If the merchandise we offer for sale fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which could depress profit margins. In addition, any failure to offer products and services in line with customers’ preferences could allow competitors to gain market share, which could harm our business, results of operations and financial condition.

Our growth and future success depends on our ability to generate traffic to our website and we may not be able to effectively do so.

Our ability to sell products on our online marketplace depends substantially on our ability to attract traffic to our website. We have traditionally spent significant amounts of money for online advertising to attract such traffic. We expect that our sales and marketing expenses, including advertising expenditures, will increase as we attempt to generate increased traffic to our website. If we are unable to generate traffic to our website cost effectively, or if our efforts to promote our auctions using both online and offline media are not successful, our growth and business prospects may be substantially limited.

We depend to some extent on relationships with other online companies through which we place our advertising and expect that our dependence on these relationships will increase in the future. These relationships include:

▪	portal arrangements and agreements for anchor tenancy on other companies’ websites;

▪	sponsorships;

▪	promotional placements;

▪	banner advertisements; and

▪	other online advertising including paid searches.

Generally, these arrangements have terms for up to three years, are not exclusive, do not provide for guaranteed renewal, and may be terminated by us without cause. The risks created by our dependence on these relationships include the following:

▪	competitors may purchase exclusive rights to attractive space on one or more key websites;

▪	our online partners might be unable to deliver a sufficient number of customer visits or impressions;

▪	significant spending on these relationships may not increase our revenues in the time periods we expect or at all;

▪	our online partners could compete with us for limited online auction revenues; and

▪	space on websites may increase in price or cease to be available to us on reasonable terms or at all.

Index to Consolidated Financial Statements

If other online companies terminate any of our arrangements, or if we fail to continue to acquire similar arrangements in the future, this could materially reduce the amount of revenue we are able to generate from our operations.

Our business channel, uBid Direct, may subject us to risks of decreased or negative gross margins.

We currently purchase most of the merchandise to be sold on our marketplace, and in doing so assume the inventory and price risks of this merchandise. These risks are especially significant because most of the merchandise we sell is subject to rapid technological change, obsolescence and price erosion. Because we rely heavily on purchased inventory, our success will depend on our ability to sell such inventory rapidly through our website. We also rely heavily on the ability of our buying staff to purchase inventory at attractive prices relative to resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory.

Due to the inherently unpredictable nature of the auction style format, it is impossible for us to determine with certainty whether any item will sell for more than the price we pay for it. Further, because minimum opening bid prices for the merchandise listed on our website generally are lower than the acquisition costs for the merchandise, we cannot be certain that we will achieve positive gross margins on any given sale. If we are unable to liquidate our purchased inventory rapidly, if our buying staff fails to purchase inventory at attractive prices relative to resale value at auction, or if we fail to predict with accuracy the resale prices for our purchased merchandise, we may have to sell our inventory at a discount or at a loss. This could negatively impact our revenues and profitability.

We rely on third parties to maintain our critical systems and, if these third parties fail to perform their services adequately, we could experience disruptions in our operations.

We rely on a number of third parties, including our Internet hosting facility and telephone company, for Internet and telecommunications access, fulfillment and delivery services, credit card processing and software services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet. From time to time, we have experienced temporary interruptions in our website connection and our telecommunications access. Slow Internet transmissions or prolonged interruptions in our website connection or telecommunications access could materially harm our business.

We and our certified merchants use UPS, Federal Express, DHL and USPS delivery services for substantially all of our products. Should any of these third party service providers be unable to deliver our products for a sustained period because of a strike or other reason, we may not be able to engage other suitable service providers on a timely basis, or upon favorable terms, which could harm our business. In addition, uBid and our certified merchants could experience delays in shipment due to computer systems failures or other problems related to third party service providers. Delays in shipment could reduce the volume of orders that we are able to fulfill, increase our delivery costs or cause customer dissatisfaction with our business.

Our internally developed auction software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have, from time to time, discovered errors and defects in the software from these third parties and we rely to some extent on these third parties to correct errors and defects in a timely manner. If we are unable to develop and maintain satisfactory relationships with these third parties on acceptable commercial terms, or if the quality of products and services provided by these third parties falls below a satisfactory standard, we could experience disruptions in our ability to operate our business.

Index to Consolidated Financial Statements

Our business may suffer from capacity constraints or system interruptions.

A key element of our strategy is to generate a high volume of traffic to our website. Our revenues depend substantially on the number of customers who use our website to purchase merchandise. Accordingly, the satisfactory performance, reliability and availability of our website, transaction-processing systems, network infrastructure and delivery and shipping systems are critical to our operating results, as well as to our reputation and ability to attract and retain customers and maintain adequate inventory and customer service levels.

Periodically, we have experienced minor systems interruptions, including Internet disruptions, which we believe may continue to occur from time to time. Any systems interruptions, including Internet disruptions that make our website inaccessible or reduce our order fulfillment performance, would reduce the volume of goods we are able to sell, which could harm our business. We are continually enhancing and expanding our transaction processing systems, network infrastructure, delivery and shipping systems and other technologies to accommodate a substantial increase in the volume of traffic on our website. We cannot assure you that we will be successful in these efforts or that we will be able to project accurately the rate or timing of increases, if any, in the use of our website or timely expand and upgrade our systems and infrastructure to accommodate these increases. We cannot assure you that our network or our suppliers’ networks will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if our website traffic increases. If we fail to achieve or maintain our capabilities for high capacity data transmission, consumer demand for our services could decline, negatively impacting our revenues from operations.

If the facility where substantially all of our computer and communications hardware is located fails, this may harm our business, results of operations and financial condition.

Our success, and, in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depend on the efficient and uninterrupted operation of our computer and communications hardware systems. Most of the computer and communications hardware that runs the website is located at a single co-location facility in Lisle, Illinois. The redundancy and the failover technology built at the co-location facility can handle a few simultaneous hardware failures. Failure of a majority of the hardware at the same time will harm tremendously the functioning of the website and receiving orders. We have implemented a formal disaster recovery plan and back up process to protect our data and systems. We also maintain business interruption insurance. We have created a disaster recovery strategy but have not formally tested such strategy and there is no guarantee that the disaster recovery strategy will be able to bring the fully functional website back in a reasonable amount of time. The hardware and data security measures we have created may not protect our systems from interruptions or be sufficient to repair, recover or otherwise compensate us for loss or damage to such systems or data. Also, despite the implementation of such network security measures, our systems and data remain vulnerable to computer viruses, physical or electronic break-ins, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, earthquake and similar events which could lead to interruptions, delays, damage, loss of critical data or the inability to accept and fulfill customer orders. In such events, our network security measures may be insufficient to repair or recover the lost or damaged systems or data or compensate us for losses that may occur. The occurrence of any of the foregoing events could harm our ability to operate our business, our future ability to attract and retain customers and our revenue growth.

Index to Consolidated Financial Statements

We may not be able to sustain or grow our business unless we keep up with rapid technology changes.

The Internet and electronic commerce industries are characterized by:

▪	rapidly changing technology;

▪	evolving industry standards and practices that could render our website and proprietary technology obsolete;

▪	changes in consumer demands; and

▪	frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Developing website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

We may suffer disruption in our business because of changes in our systems, facilities and fulfillment activities.

We believe that our success is dependent in large part upon our ability to provide prompt and efficient service to our customers. Any failure of our information management systems or distribution capabilities could impair our ability to receive and process customer orders and ship products on a timely basis.

We expect to upgrade our software and hardware systems on a continuing basis. The transition to, or upgrading of, our hardware and software systems could result in delays, failures or execution difficulties that could impair our ability to receive and process orders and ship products in a timely manner.

We are currently evaluating an upgrade to our enterprise resource planning applications (“ERP”). These applications support our back office operations. Upgrades may be required to the ERP applications to ensure that such applications stay current on the latest applicable version. By design, these upgrades are time consuming, expensive and intrusive to daily business operations. Conducting such upgrades could result in a failure to our operating systems or may cause a delay in fulfillment of orders received through our online auction platform. Undertaking such an upgrade will require significant capital expenditures that may result in a diversion of funds required for general operating expenses, which may result in an adverse effect to our ongoing business operations.

To date, we have had various interruptions to our service because of loss of power and telecommunications connections. Our insurance coverage may not be adequate to compensate for all losses that may occur because of any future service interruptions. Our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to overload our systems and similar disruptive problems. Any of these problems could cause interruptions, delays, loss of data or cessation in service to our users.

Index to Consolidated Financial Statements

Technological or other assaults on our service could harm our business.

We are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period. The occurrence of any such event could reduce our revenue.

Our inability to adequately protect our proprietary technology could adversely affect our business.

Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. Our uBid service mark is registered in the United States. However, we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service names similar to “uBid” or our other service marks or trademarks. Any of these actions by others might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect our service mark or trademarks adequately could adversely affect our business and financial condition, and the value of our brand name and other intangible assets.

We rely on copyright laws to protect our proprietary software and trade secret laws to protect the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

We may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation.

Other parties claiming infringement by our software or other aspects of our business could sue us. We are not currently involved in any suit that would have a material effect on our business.

However, any future claims, with or without merit, could impair our business and financial condition because they could:

▪	result in significant litigation costs;

▪	divert the attention of management;

▪	divert resources; or

▪	require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us or at all.

In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation over these issues, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could reduce our profitability.

Index to Consolidated Financial Statements

We may experience unexpected expenses or delays in service enhancements if we are unable to license third party technology on commercially reasonable terms.

We rely on a variety of technology that we license from third parties, such as Microsoft and Oracle. These third party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our proprietary software.

The listing or sale of pirated, counterfeit or illegal items by third parties may harm our business and reputation.

We may be unable to prevent third parties from listing unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our website. In the future, we may find it necessary to implement additional measures to protect further against the potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred because of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our revenues, business, prospects, financial condition and results of operations. Negative publicity generated because of the foregoing could damage our reputation, harm our business and diminish the value of the uBid brand name.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

Index to Consolidated Financial Statements

We may be subject to product liability claims that could be costly and time consuming.

We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every possible claim asserted.

We may encounter barriers to international expansion, which could limit our future growth and adversely affect our business and financial condition.

We do not currently have any website content localized for foreign markets, and may not be able to establish a global presence. Our expansion into international markets will require significant management attention and financial resources.

Engaging in business on a global level carries inherent risks that could adversely affect our profitability, such as:

▪	differing regulatory requirements;

▪	longer payment cycles;

▪	export restrictions;

▪	problems in collecting accounts receivable;

▪	difficulties in staffing and managing foreign operations;

▪	political instability;

▪	difficulties in protecting our intellectual property rights;

▪	fluctuations in currency exchange rates; and

▪	potentially adverse tax consequences.

In addition, export laws restrict some types of software that contain encryption technology and we could become subject to liability for any violations of these export restrictions. We may not be able to successfully market, sell and distribute our products in foreign markets. The occurrence of one or more of these events could have a material adverse effect on our future global operations, and consequently, on our business and financial condition as a whole.

Credit card fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud, so the failure to control adequately fraudulent credit card transactions could reduce our net revenues and gross margin. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses because of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could increase our cost of doing business and reduce our profitability.

Index to Consolidated Financial Statements

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our website, our business could be harmed.

We have not collected nor do we currently collect sales or other similar taxes for physical shipments of goods into states other than Illinois. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. Our business could be harmed if one or more states or any foreign country successfully asserts that it should collect sales or other taxes on the sale of our merchandise.

In addition, in 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium was recently extended until November 1, 2007. We cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease our ability to compete with traditional retailers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Failure to maintain satisfactory relationships with our suppliers, or the inability to obtain sufficient quantities of merchandise, could increase merchandise costs and/or availability.

We depend upon our suppliers to provide merchandise for sale through our online marketplace. The availability of merchandise can be unpredictable. Since our inception, we have sourced merchandise from over 3,700 suppliers. Merchandise acquired from Sony and Hewlett Packard accounted for 36.6% and 11% of net revenues during the year ended December 31, 2005. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to sell or otherwise provide merchandise for sale in our auctions. We also cannot be certain that we will be able to establish new supplier relationships that ensure merchandise will be available for auction on our website.

A limited number of our suppliers process and ship merchandise directly to our customers. We have limited control over their shipping procedures, and factors beyond our control could delay shipments by these suppliers. Most merchandise we sell carries a warranty supplied either by the manufacturer or the supplier. We could be compelled to accept returns from customers without receiving reimbursements from the suppliers or manufacturers if they do not honor their warranties. If we are unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, if we are unable to obtain sufficient quantities of merchandise, if the quality of service provided by these suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations, this could significantly harm our business.

Index to Consolidated Financial Statements

Risks Related to our Industry

We may not be able to attract traditional consumers of goods at reasonable costs.

In countries such as the U.S., where online commerce has generally been available for some time, acquiring new users for our services may be more difficult and costly than it has been in the past. To expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including the cost of acquiring new customers, this could impact our profitability.

Anything that causes our website users to spend less time on their computers, including seasonal factors and national events, may impact profitability.

Anything that diverts users of our website from their customary level of usage could adversely affect our business. Geopolitical events such as war, the threat of war or terrorist activity, and natural disasters such as hurricanes or earthquakes all could adversely affect our profitability. Similarly, our results of operations historically have varied seasonally because many of our users reduce their activities on our website with the onset of good weather during the summer months, and on and around national holidays.

Increasing governmental regulation of the Internet could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. New laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for our Internet auctions and increase our cost of doing business. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted before the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The courts are only beginning to interpret those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

In addition, several telecommunications carriers have requested that the Federal Communications Commission regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically which could result in the reduced use of the Internet as a medium for commerce and have a material adverse effect on our Internet business operations.

Index to Consolidated Financial Statements

Because our service is available over the Internet in multiple states and because we sell merchandise to consumers residing in multiple states, we could be required to qualify to do business as a foreign corporation in each state in which our services are available. We are qualified to do business in Illinois and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could increase our costs of doing business.

Current and future laws could affect our auctions business.

Many states and other jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions. These types of regulations may become applicable to online auction sites. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. In addition, some states have laws or regulations that do expressly apply to online auction site services. We may incur costs in complying with these laws. We may, from time to time, be required to make changes in our business that may increase our costs, reduce our revenues, and cause us to prohibit the listing of some items in certain locations, or make other changes that may adversely affect our auctions business.

The security risks of e-commerce may discourage customers from purchasing goods from us.

In order for the e-commerce market to develop successfully, uBid and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or expertise to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our website and choose not to purchase from our website. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate communications from us. Any security breach or fraud perpetrated on our customers could expose us to increased costs and to risks of loss, litigation and liability and could seriously disrupt our operations.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or marketing efforts.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by the company. We could become a party to a similar enforcement proceeding. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts.

Index to Consolidated Financial Statements

More individuals are using non-PC devices to access the Internet and versions of our service developed or optimized for these devices may not gain widespread adoption by users of such devices.

The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices has increased dramatically. We originally designed our services for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult, and the versions of our service developed for these devices may not be compelling to users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services.

Risks Related to Our Common Stock

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

▪	actual or anticipated variations in our operating results;

▪	changes in the market valuations of other Internet or online service companies;

▪	announcements of technological innovations by us or our competitors;

▪	announcements by uBid or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

▪	adoption of new accounting standards affecting our industry;

▪	additions or departures of key personnel;

▪	introduction of new services by uBid or our competitors;

▪	sales of our common stock or other securities in the open market;

▪	conditions or trends in the Internet and online commerce industries; and

▪	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Index to Consolidated Financial Statements

We do not anticipate dividends to be paid on our common stock and investors may lose the entire amount of their investment.

A dividend has never been declared or paid in cash on our common stock and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares nor can we assure that stockholders will not lose the entire amount of their investment.

There has been no established trading market for our common stock, which could impair the value of our investors’ investments and our business.

There has been no established trading market for our common stock. The lack of an active market may impair the ability to sell shares at the time investors wish to sell them or at a price considered to be reasonable. The lack of an active market may also reduce the fair market value of the shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Investors may have difficulty trading and obtaining quotations for our common stock, which could impair their investments and our business.

Our common stock is currently quoted on the NASD’s OTC bulletin board and had its first trade since it was approved for quotation on January 4, 2006. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock. The lack of an established trading market severely limits the liquidity of our common stock, and could depress the market price of our common stock and limit our ability to raise additional capital.

Securities analysts may not initiate coverage or continue to cover our common stock and this may have a negative impact on its market price.

The trading market for our common stock will depend on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Index to Consolidated Financial Statements

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common and preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 225,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 25,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of March 21, 2006, there were 20,333,333 shares of common stock outstanding, 3,903,338 shares of common stock underlying warrants that have been issued by us, 1,721,700 shares of common stock underlying options or other rights that have been granted under our 2005 Equity Incentive Plan and 778,300 shares of common stock reserved for issuance under our 2005 Equity Incentive Plan. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTC bulletin board.

Our Certificate of Incorporation, Bylaws and the Delaware General Corporation Law contain anti-takeover provisions, which could discourage or prevent a takeover even if an acquisition would be beneficial to our stockholders.

Several provisions of our Certificate of Incorporation and Bylaws could discourage potential acquisition proposals and could delay or prevent a change in control of uBid even if that change in control would be beneficial to our stockholders. For example, only one-third of the members of the board of directors will be elected at each annual meeting of stockholders, which will make it more difficult for a potential acquirer to change our management, even after acquiring a majority of our common stock. These provisions, which cannot be amended without the approval of two-thirds of the holders of shares of common stock, could diminish the opportunities for a holder of common stock to participate in tender offers, including tender offers at a price above the then-current market value of our common stock. In addition, the board of directors, without further stockholder approval, may issue preferred stock, with such terms as the board of directors may determine, which could have the effect of delaying or preventing a change in control of uBid. The issuance of preferred stock could also adversely affect the voting powers of our common stockholders, including the loss of voting control to others. We are also afforded the protections of Section 203 of the Delaware General Corporation Law. Section 203 could delay or prevent a change in control of uBid or could impede a merger, consolidation, takeover or other business combination involving uBid or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of uBid.

Item 2. Properties

Our principal administrative, engineering, merchandising and marketing facilities total approximately 11,000 square feet and are located in Chicago, Illinois. We currently lease such facilities for $37,000 per month. The lease expires in November 2006.

Our in-house call center is located in Danville, Illinois. We currently lease this facility for $12,500 per month. The lease expires in October 2006.

Index to Consolidated Financial Statements

Management is currently evaluating our property needs and expects our leases to be renewed or replaced with new leases.

Item 3. Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were submitted to our stockholders at the Special Meeting of Stockholders held on November 11, 2005 and were all approved by a majority of the shares present:

1. Approval of the reincorporation of Cape Coastal Trading Corporation from a corporation governed by the laws of the State of New York to a corporation governed by the laws of the State of Delaware through a merger with a newly formed, wholly-owned Delaware subsidiary and the approval of all developments incidental thereto, including modifications to Cape Coastal’s Certificate of Incorporation and Bylaws, and the entry into a merger agreement. The reincorporation of Cape Coastal was approved by 2,095,000 shares. 60,000 shares voted against the approval of the reincorporation and no shares abstained from the vote.

2. Approval and ratification of the sale of the operating assets of Cape Coastal and the terms of the definitive agreements related thereto. Cape Coastal entered into an Asset Purchase Agreement with Kwajo Sarfoh, a former director, and the former President and Treasurer of Cape Coastal, pursuant to which Cape Coastal agreed to sell Mr. Sarfoh all of its interest in the Cape Coastal name and all of the other agreements, contracts, leases, licenses and other intangible property for consideration of $17,000. The sale of the operating assets of Cape Coastal to Mr. Sarfoh was approved by 2,155,000 shares. No shares voted against the approval of the sale of the operating assets and no shares abstained from the vote.

3. Approval to amend Cape Coastal’s Certificate of Incorporation to effect a reverse stock split of Cape Coastal’s common stock. Stockholder approval of this proposal allowed the board of directors to effect a reverse split upon its determination that the reverse split was in the best interests of the stockholders at the time, and allowed the board of directors to select a specific ratio within the range approved by the stockholders based upon a ratio of not less than 1 share of common stock for 1.25 shares of common stock nor more than 1 share of common stock for 4.5 shares of common stock. The amendment to Cape Coastal’s Certificate of Incorporation to effect a reverse split was approved by 2,095,000 shares. 60,000 shares voted against the approval of the amendment to the Certificate of Incorporation and no shares abstained from the vote.

For information regarding the written consent of the sole stockholder of Cape Coastal in connection with the approval of the 2005 Equity Incentive Plan, please see our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2005.

Index to Consolidated Financial Statements

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock was first cleared for quotation on the NASD OTC bulletin board on October 29, 2004 and has been traded on a very limited basis since that time. On December 15, 2005, in connection with our stock split, NASDAQ issued a new ticker symbol, “CCSR.OB.” On January 4, 2006, the common stock traded for the first time. On February 10, 2006, our stock began trading under the ticker symbol “UBHI.OB.” There is currently no established trading market for the common stock.

As of March 21, 2006, there were approximately 85 holders of record of shares of our common stock.

On March 24, 2006, the last reported sales price of our shares on the OTC bulletin board was $6.60. During the first quarter of 2006 though March 24, 2006, the high sales price of our common stock was $7.20 and the low sales price was $4.50.

As of March 21, 2006, there were 20,333,333 shares of common stock issued and outstanding, of which 96,224 were previously registered by Cape Coastal in a registration statement on Form SB-2 filed with the SEC on May 20, 2004 and are therefore freely tradable without restriction or further registration under the Securities Act. Approximately 27,000 shares of common stock were deemed exempt from the registration requirements under the Securities Act based on the provisions of Section 4(1) thereunder and Rule 144 of the Securities Act. Therefore, 20,210,109 shares of common stock are “restricted securities” which may be sold or otherwise transferred only if such shares are first registered under the Securities Act or are exempt from such registration requirements. We have agreed to register these shares pursuant to a registration statement on Form S-1.

As of the date hereof, there are 3,250,005 warrants issued for the purchase of 3,250,005 shares of our common stock at an exercise price of $5.85. There are 653,333 warrants issued for the purchase of 653,333 shares of our common stock at an exercise price of $4.50. The common stock underlying the above described warrants is being registered pursuant to our registration statement on Form S-1.

In addition, there are 2,500,000 shares of common stock reserved for issuance of stock options and incentive awards pursuant to our 2005 Equity Incentive Plan. As soon as practicable after April 11, 2006, we expect to file a registration statement on Form S-8 to register the shares of common stock reserved for issuance of incentive awards under the 2005 Equity Incentive Plan.

Index to Consolidated Financial Statements

DIVIDEND POLICY

We have never declared or paid dividends. We intend to retain earnings, if any, to support the development of the business and therefore, do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. Our board of directors has the authority to issue preferred stock and to fix dividend rights that may have preference to common shares.

EQUITY COMPENSATION PLAN

Securities authorized for issuance under equity compensation plans as of December 31, 2005 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,721,700	$4.50	778,300
Equity compensation plans not approved by security holders	230,000	$4.50	__
Total	1,951,700	$4.50	778,300

Equity compensation plans not approved by our stockholders consist of warrants to purchase 230,000 shares of common stock, issued to the placement agents in our private offering on December 30, 2005, exercisable through December 30, 2010 at $4.50 per share.

On February 3, 2006, we closed our second private offering. We issued warrants to purchase up to 90,000 shares of common stock to our placement agents on February 3, 2006, exercisable through February 3, 2011, at $4.50 per share. This issuance is not reflected in the table above, as it took place after December 31, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

For a discussion of recent sales of unregistered securities, please see our Current Reports on Form 8-K filed on January 5, 2006 and February 9, 2006 and our Current Report on Form 8-K/A filed on February 24, 2006.

Index to Consolidated Financial Statements

Item 6. Selected Financial Data

Selected Financial Data (in thousands, except share and per share data)
	Predecessor Company (1)			uBid (2)
	Year ended	Year ended	8 Months Ended	9 Months Ended	Year ended	Year ended
	July 31,	July 31,	March 31,	December 31,	December 31,	December 31,
	2001 (unaudited)	2002 (audited)	2003 (audited)	2003 (audited)	2004 (audited)	2005 (audited)

Net Revenues	$436,184	$385,995	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	405,832	368,405	100,252	54,491	75,837	73,062

Gross Profit	30,352	17,590	3,232	11,165	11,165	11,530

Operating Expenses
General and Administrative (3) (4)	152,130	181,710	126,527	9,021	12,112	13,045
Sales and Marketing	22,155	20,012	5,743	2,484	4,260	4,996
Total operating expenses	174,285	201,722	132,270	11,505	16,372	18,041

Loss From Operations	(143,933)	(184,132)	(129,038)	(340)	(5,207)	(6,511)

Other Expense
Interest Expense	(1,314)	(8,977)	(6,253)	(729)	(1,188)	(2,925)
Interest Income	572	698	247	78	86	124
Miscellaneous Income	—	—	—	21	—	263
Total Other Expense	(742)	(8,279)	(6,006)	(630)	(1,102)	(2,538)

Loss Before Income Taxes	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Income Tax Expense	—	—	—	—	—	—
Net Loss	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock Dividend	—	—	—	(60)	(60)	(60)

Net Loss Available to Common Shareholders	$(144,675)	$(192,411)	$(135,044)	$(1,030)	$(6,369)	$(9,109)

Net Income (Loss) per share: (5) (6)
Basic and Diluted EPS	N/M	N/M	N/M	$(0.41)	$(2.56)	$(3.45)
Weighted average shares - Basic and Diluted	N/M	N/M	N/M	2,487,107	2,487,107	2,643,936

Balance Sheet Data (as of period end):
Total current assets	$63,806	$34,759	$17,349	$11,257	$11,817	$36,120
Total assets	280,408	134,318	22,407	11,653	12,146	36,644
Total current liabilities, excluding debt	101,194	145,707	168,882	7,562	7,030	9,652
Long-term debt, including current maturities	—	1,807	1,405	3,986	11,320	410
Redeemable Common Stock (7)	—	—	—	—	—	12,000
Total shareholders' equity (deficit)	179,214	(13,196)	(148,240)	105	(6,204)	14,582

Index to Consolidated Financial Statements

1)
Predecessor financials for the years ended July 31, 2001 and 2002 and the eight months ended March 31, 2003 were derived solely from the accounting records of CMGI, the sole shareholder of our predecessor (which acquired our business in April 2000), and using historical results of operations, and historical basis of assets and liabilities of such predecessor's business. The statements of operations include fees charged for certain corporate functions historically provided to us by CMGI, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, information systems operations and administration, and advertising services. These fees were allocated on a specifically identifiable basis or using the relative percentages, as compared to CMGI's other business, net of revenues, payroll, net cost of goods sold, square footage, headcount, or other.

2)
The current uBid business was substantially acquired by Petters Group in April 2003 at which time purchase accounting was applied to adjust all carrying values to estimated current market value (after deduction for negative goodwill) and the business started accounting for all of its costs of operations without allocations of such costs from its prior parent.

3)	Includes $148, $264 and $360 of management fees charged to uBid by Petters Group for the periods ended December 31, 2003, 2004 and 2005.
4)
In April 2000, CMGI acquired uBid and recorded $367.0 million in goodwill which it amortized over a three year period prior to the impairment of all remaining goodwill of $89.4 million (as well as the impairment of $3.9 million of property and equipment) during the period ended March 31, 2003. Pro forma net loss for the fiscal years ended July 31, 2001 and 2002 was $17.6 million and $70.4 million, had uBid not amortized goodwill during these periods.

5)	Computation for periods ended prior to April 2003 is not meaningful (N/M) because there was no common stock outstanding during those periods.
6)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange ratio of 2,320 to 1.

7)	At December 31, 2005, represents 2,666,668 shares of common stock subject to redemption after the merger with Cape Coastal and the first private offering.

Index to Consolidated Financial Statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements. The terms “uBid,” “we,” “us,” and “our,” refer to uBid.com Holdings, Inc. and our subsidiaries (after the December 29, 2005 merger described below and/or to uBid, Inc. and, its subsidiaries before such date).

Overview

We operate an online marketplace located at www.ubid.com offering new, close-out, overstock and refurbished merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to eliminate the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our marketplace offers brand-name merchandise from over 200 product categories including computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles.

Our business model provides value for consumers, manufacturers, distributors, retailers and other approved third party merchants. Consumers shop in a trustworthy and secure online marketplace and have the opportunity to bid their own prices on popular, brand-name products realizing product savings of generally 20% to 80% off retail prices. Our online marketplace provides merchants with an efficient and economical distribution channel for maximizing revenue on their merchandise. Merchants can monetize overstock and close-out inventory, expand their customer base and increase sales without compromising existing distribution channels.

Our business model consists of two distinct business channels: uBid Direct and the UCM Program.

We purchase merchandise outright in the uBid Direct channel. On this merchandise, we bear the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise.

We also sell merchandise through the UCM Program by allowing prescreened third party merchants to sell their product through our online marketplace. On this merchandise, we do not take title and therefore do not bear the related inventory risk. In the UCM Program, we are the primary obligor to whom payment is due, but we bear no inventory or returns risk, so we record only our commission as revenue.

In all instances where the credit card authorization has been received but merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped.

Our online marketplace is available 24 hours a day, seven days a week and currently offers over 200,000 items each day. Since the first offer of product in December 1997, our marketplace has facilitated over $1 billion in net revenues and has registered five million members.

Index to Consolidated Financial Statements

Basis of Presentation

Our audited financial statements for periods before April 2003 have been derived solely from the accounting records of CMGI, the sole shareholder of our predecessor, and using the historical results of operations, and historical basis of assets and liabilities of our predecessor’s business. These periods include audited financial statements from August 1, 2001 to July 31, 2002 and August 1, 2002 to March 31, 2003. The statements of operations include fees for certain corporate functions historically provided to our predecessor by CMGI, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, information systems operation and advertising services. These fees were allocated on a specifically identifiable basis or using the relative percentages, as compared to CMGI’s other businesses, of net revenues, payroll, net cost of goods sold, square footage, headcount or other expenses.

The current uBid business was substantially acquired by Petters Group in April 2003 at which time purchase accounting was applied to adjust all carrying values to estimated current market value (after deduction for negative goodwill) and the business started accounting for all of its costs of operations without allocations of such costs from its prior parent. Due to this change in ownership, differing styles of operations by the different owners and the application of purchase accounting, the financial results for the periods presented are not comparable.

During the second half of 2003, we focused our attention on completing the change from a CMGI subsidiary to a stand alone business of Petters Group. This process included changing distribution facilities from a CMGI warehouse to a third party logistics company in Illinois. In addition, we established our own enterprise resource planning (or “ERP”) system and converted data processing facilities. During the fourth quarter of 2004, we began focusing on introducing new product categories and actively promoting our website. We incurred additional sales and marketing expenses. We continued this increased spending during 2005 and introduced new categories including travel and jewelry. Our efforts resulted in an increase to our customer base, but contributed to a decline in our reported operating income. From the third quarter of 2004 to the end of fiscal year 2005, we increased the number of merchandise and category relationship managers by six. Beginning in the third quarter of 2004, we experienced significant growth in computers and consumer electronics. Since the third quarter of 2004, sales by UCM Program merchants have increased. The UCM Program’s commission revenues have increased from $.8 million in 2003 to $3.4 million for the year ended December 31, 2005.

Executive Commentary

Success Measures: Our management believes that the most important financial and non-financial measures that track our progress include sales, orders shipped, website traffic, number of orders, inventory turnover, average order value, gross margin, customer acquisition costs, advertising expense, personnel costs, and fulfillment costs.

Key Business Metrics

We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

Number of Orders

This represents the total number of orders shipped in a specified period. We analyze the number of orders to evaluate the effectiveness of our merchandising and advertising strategies as well as to monitor our inventory management.

Index to Consolidated Financial Statements

Average Order Value

Average order value is the ratio of gross sales divided by the number of orders generated within a given time period. We analyze average order value primarily to monitor costs and other operating expenses.

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2004	2004	2004	2004	2005	2005	2005	2005
Measure
Number of orders
Direct	55	39	33	41	46	39	36	43
uBid Certified Merchant	34	49	43	50	51	64	72	93
Average Order Value
Direct	$494	$531	$613	$511	$443	$493	$495	$398
uBid Certified Merchant	$111	$94	$101	$104	$119	$106	$112	$108

Revenue Source: We derive our revenue from sales of products to consumers and businesses. We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts our revenue drivers. Sales consist of orders placed through our uBid.com website. We further generate revenue from shipping fees we charge our customers. We record our revenue net of returns and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, coupons and other special promotions.

Our revenue is dependent in part on sales of products produced by Sony Electronics, Inc. and Hewlett-Packard Company. Sony-related products represent 58.6%, 55.1% and 36.6% of our net sales for the nine months ended December 31, 2003 and the years ended December 31, 2004 and 2005. HP-related products represented 12.6%, 9.8% and 10.4% of our net sales for the nine months ended December 31, 2003 and the years ended December 31, 2004 and 2005. No other supplier represented more than 5% of our net revenues for any period presented.

Cost of Revenues: Cost of revenues primarily consists of the cost of the product and inbound and outbound shipping. There is no cost of revenues for UCM Program revenue. Cost of revenues does not include order fulfillment costs, which are included in general and administrative expenses.

Gross Profits: Our gross profit margins are impacted by a number of factors including the category of merchandise, the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, pricing strategies, promotional programs, market conditions, packaging, excess and obsolete inventory charges and other factors. Gross profits and gross profit percentages are not comparable to gross profit and gross profit percentages reported by companies that include order fulfillment costs in the cost of revenues.

Expenses: Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, common area maintenance, depreciation, credit card processing charges, bad debt expenditures, legal and accounting fees and administrative service charges from Petters Group. Order fulfillment costs, primarily warehouse expense, for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005 were $10.0 million, or 9.7% of revenues, $1.4 million, or 2.1% of revenues, $1.0 million or 1.2% of revenues and $0.9 million or 1.0% of revenues. Interest expenses, net includes charges by Lancelot Investors Fund, L.P. (“Lancelot”) and Petters Group for working capital advances and interest expense related to our IBM flooring facility at a rate of 1% per month on the outstanding balances. Interest expense on advances from Petters Group and Lancelot is primarily based on an annual interest rate of 14%.

Index to Consolidated Financial Statements

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

Our management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made or changes in the estimate or different estimates that could have been selected that could have a material impact on our results of operations or financial condition.

We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We adhere to the guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, Revenue Recognition. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon shipment of the product to the customer. For all product sales shipped directly from suppliers to customers, we bear credit risk. The UCM Program allows certified merchants to sell product through our website. Therefore, while we are the primary obligor to whom payment is due, we bear no inventory or returns risk, so we record only our commission as revenue at the time of shipment.

Sales are reported net of estimated returns and allowances which we estimate based upon recent historical information such as return rates experience. Management also considers any other current information and trends in making estimates. If actual sales return and allowances are greater than estimated by management, additional expenses may be incurred.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our business customers based upon an evaluation of each business customer’s financial condition and credit history, and generally do not require collateral. Our business customers’ financial conditions and credit and payment histories are evaluated in determining the adequacy of our allowance for doubtful accounts. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Index to Consolidated Financial Statements

Reserve for Inventory Obsolescence

We maintain allowances for the valuation of inventory by estimating the obsolete or unmarketable inventory based on the difference between inventory cost and market value determined by general market conditions, nature, age and type of each product. If the inventory reserve subsequently proves insufficient, additional inventory write-downs may be required, which are recorded as an increase in cost of revenues.

Long Lived Assets

We test certain long-lived assets or groups of assets for recoverability whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, we will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, we will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value (generally determined by a discounted cash flows model or independent appraisals).

For goodwill, impairment assessments are performed in two steps.  In the first step, the carrying value of our total net assets is compared to the estimated fair value of uBid.  If fair value is less than carrying value, the second step is performed by assuming that the fair value paid for uBid and normal purchase accounting is performed to compute an “implied goodwill.”  The impairment is then measured as the amount, if any, that the carrying value of goodwill exceeds the “implied goodwill.” Management determines fair value of uBid based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to ours. The market price multiples are selected and applied to uBid based on the relative performance, future prospects and risk profile of uBid in comparison to the guideline companies. Management predominantly utilizes third-party valuation experts in its determination of fair value.

Income Taxes

We account for income taxes under the liability method, under which we recognize deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities and net operating loss carryforwards. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. We have recorded a valuation allowance at December 31, 2005 and 2004.

Results of Operations

The following table sets forth our results of operations for the periods indicated.

Index to Consolidated Financial Statements

(in thousands, except share and per share data)	Predecessor Company (1)	uBid (2)
	8 Months Ended	9 Months Ended	Year ended	Year ended
	March 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005
	(audited)	(audited)	(audited)	(audited)

Net Revenues	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	100,252	54,491	75,837	73,062

Gross Profit	3,232	11,165	11,165	11,530

Operating Expenses
General & Administrative (3) (4)	126,527	9,021	12,112	13,045
Sales and Marketing	5,743	2,484	4,260	4,996
Total operating expenses	132,270	11,505	16,372	18,041

Loss From Operations	(129,038)	(340)	(5,207)	(6,511)

Other Expense
Interest Expense	(6,253)	(729)	(1,188)	(2,925)
Interest Income	247	78	86	124
Miscellaneous Income	—	21	—	263
Total Other Expense	(6,006)	(630)	(1,102)	(2,538)

Loss Before Income Taxes	(135,044)	(970)	(6,309)	(9,049)

Income Tax Expense	—	—	—	—
Net Loss	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock Dividend	—	(60)	(60)	(60)

Net Loss Available to Common Shareholders	$(135,044)	$(1,030)	$(6,369)	$(9,109)

Net Loss per share: (5) (6)

Basic and Diluted EPS	N/M	$(0.41)	$(2.56)	$(3.45)
Weighted average shares - Basic and Diluted	N/M	2,487,107	2,487,107	2,643,936

(1)
Predecessor financials for the eight months ended March 31, 2003 were derived solely from the accounting records of CMGI, the sole shareholder of our predecessor (which acquired our business in April 2000), and using historical results of operations, and historical basis of assets and liabilities of such predecessor's business. The statements of operations include fees charged for certain corporate functions historically provided to us by CMGI, including administrative services (accounting human resources, tax services, legal and treasury), inventory management and order fulfillment, information systems operations and administration, and advertising services. These fees were allocated on a specifically identifiable basis or using the relative percentages, as compared to CMGI's other business, net of revenues, payroll, net cost of goods sold, square footage, headcount, or other.

(2)
The current uBid business was substantially acquired by Petters Group in April 2003 at which time purchase accounting was applied to adjust all carrying values to estimated current market value (after deduction for negative goodwill) and the business started accounting for all of its costs of operations without allocations of such costs from its prior parent.

(3)	Includes $148, $264 and $360 of management fees charged to uBid by Petters Group for the periods ended December 31, 2003, 2004 and 2005.
(4)
In April 2000, CMGI acquired uBid and recorded $367.0 million in goodwill which it amortized over a three year period prior to the impairment of all remaining goodwill of $89.4 million (as well as the impairment of $3.9 million of property and equipment) during the period ended March 31, 2003.

(5)	Computation for periods ended prior to April 2003 is not meaningful (N/M) because there was no common stock outstanding during those periods.
(6)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange rate of 2,320 to 1.

Comparison of Nine Months ended December 31, 2003 and Eight Months ended March 31, 2003

On April 2, 2003, CMGI sold substantially all of uBid’s assets to Petters Group and management, pursuant to the terms of an asset purchase agreement dated as of April 2, 2003, by and among Petters Group, management, CMGI and uBid. In consideration of the asset sale, Petters Group and management paid CMGI (1) $1,612,500 in cash at closing, (2) a promissory note in the aggregate principal amount of $2,000,000, bearing interest at the prime rate plus 1.5%, payable in two equal installments on the first and second anniversaries of the closing, and (3) a warrant to purchase nonvoting common stock of uBid constituting 5% of the outstanding common stock of uBid on the consummation of the asset sale (calculated on a fully-diluted, as-converted basis). In addition, Petters Group assumed certain liabilities of uBid.

Index to Consolidated Financial Statements

Net Revenues: Net revenues for the nine months ended December 31, 2003 were $65.7 million, a decrease of $37.8 million, or 36.5%, over the eight month period ended March 31, 2003. The number of orders decreased by 235,000 or 45.1%. The decrease in revenues was driven primarily by a decrease in items auctioned and daily visits to our website. In addition, volume was reduced in unprofitable categories - Computer Components, Travel, Home Office, and Home Improvements. Under new ownership, the business focus was to reach profitability as opposed to prior ownership’s focus on increasing market share.

Gross Profit: Gross profit for the nine months ended December 31, 2003 was $11.2 million, an increase of $8.0 million, over the eight month period ended March 31, 2003 despite the significant revenues decrease. Gross profit as a percentage of net revenues increased to 17.0% in the nine month period from 3.1% in the prior period. The increase in gross profit percentage was primarily due to a decrease in the number of orders which resulted in increased number of bids per order with higher margins.

Sales & Marketing, General and Administrative Expenses: SG&A expenses for the nine months ended December 31, 2003 were $11.5 million, a decrease of $120.8 million, or 91.3%, over the eight months ended March 31, 2003. The decrease in SG&A expenses was primarily due to (in millions):

Description	Nine Month Period Ended 12-31-03	Eight Month Period Ended 3-31-03	(Decrease)
Impairment Charges previously described	$—	$93.3	$(93.3)
Salary and Benefits(1)	3.8	10.7	(6.9)
Warehouse Expense(2)	1.4	11.3	(9.9)
Depreciation(3)	0.1	3.0	(2.9)
Advertising Expense(4)	2.4	5.7	(3.3)
Credit Card Fees	1.8	3.1	(1.3)
Bad Debt Expense	—	0.3	(0.3)
Legal and Audit Fees	0.3	1.2	(0.9)
Other	1.7	3.7	(2.0)

	$11.5	$132.3	$(120.8)

(1)	Headcount decreased by 52 staff or 37%.
(2)	Decrease due to order volume and new outside warehouse location.
(3)	Due to revaluation of fixed assets under the April 2003 purchase accounting.
(4)	Planned lower advertising spending.

Other Expense:  Interest expense, net decreased due to lower borrowings required to fund operations.

Net Loss: We experienced a net loss of $135.0 million for the eight months ended March 31, 2003, compared to net loss of $1.0 million for the nine months ended December 31, 2003 primarily due to the decrease in Sales & Marketing and General and Administrative expenses.

Comparison of Nine Months ended December 31, 2003 and Year ended December 31, 2004

Net Revenues: Net revenues for the year ended December 31, 2004 were $87.0 million, an increase of $21.3 million or 32.5% over the nine months ended December 31, 2003. Included in the year ended December 31, 2004 are the three months, January through March 2004, for which no comparable period is included in the nine months ended December 31, 2003. Sales for the three month period January through March 2004 were $26.6 million. The number of shipped orders increased in 2004 by 273,000 or 95.7% over the nine months ended December 31, 2003. uBid Direct revenues increased by $20.3 million or 31.3% while UCM revenue increased by $1.0 million or 125% over the nine months ended December 31, 2003. Average order value for uBid Direct revenue decreased from $336 to $319 or a decrease of 5.1% and average order value for UCM decreased from $125 to $61 or a decrease of 51.0%, primarily as a result of lower price points for computer and electronic items. Visitors to the site increased from 16.3 million for the nine months ended to 23.4 million for the year ended December 31, 2004 - an increase of 7.1 million, or 43.6%. Adjusting for the three months in the year ended December 31, 2004, website visitors increased by 2.4 million, or 14.7%.

Index to Consolidated Financial Statements

Gross Profit: Gross profit for the year ended December 31, 2004 was $11.2 million, no change over the nine months ended December 31, 2003. Gross profit for the three month period January through March 2004 was $3.4 million. Gross profit as a percentage of net revenues decreased from 17.0% for the nine months ended December 31, 2003 to 12.8% for the year ended December 31, 2004. The primary reason for the decrease in gross profit margin was an increase in volume in certain low margin categories. The primary categories in which volume increased were Computers and Office (49.8% increase) and Consumer Electronics (110.1% increase).

Sales & Marketing, General and Administrative Expenses: SG&A expenses for the year ended December 31, 2004 were $16.4 million, an increase of $4.9 million, or 42.3%, over the nine months ended December 31, 2003. Sales & Marketing for the three month period January through March 2004 was $0.7 million. General and Administrative expense for the same period was $2.9 million. The increase in SG&A expenses was primarily due to an increase in advertising spending of $1.8 million or 20.2%, of which $0.7 million related to the three month difference. The increase in General and Administrative expenses was due to the $2.9 million for the three month difference discussed above and increases in salaries and benefits of $1.3 million or 17.6%. In 2003, uBid established a Phantom Stock Appreciation Plan under which certain individuals were issued “Phantom Shares” subject to certain vesting provisions. Stock based compensation expense of $0.2 million was recorded in the year ended December 31, 2004 versus no expense in 2003.

Other Expense: Interest expense, net increased to $1.1 million or 63% over the 9 months ended December 31, 2003 due to additional borrowings of $9.0 million in 2004, which were used to fund losses and working capital requirements.

Net Loss: We experienced a net loss of $6.3 million or $2.56 per share for the year ended December 31, 2004, compared to net loss of $1.0 million or $0.41 per share for the nine months ended December 31, 2003.

Comparison of the Years Ended December 31, 2005 and 2004

Net Revenues: Net revenues for the year ended December 31, 2005 were $84.6 million, a decrease of $2.4 million, or 2.8%, compared to $87.0 million for the year ended December 31, 2004. Visitors to the website increased by 10.1 million, or 50.1% over the same period due to increased advertising and inventory items. The number of orders for uBid Direct decreased 2.5% to 163,800 orders. The number of UCM orders increased 59.3% to 283,125 orders. The average order value for uBid Direct decreased by 14.3% from $539 to $462. The decrease in the average order was primarily due to decreasing prices in consumer electronics. The average order value for UCM increased by 18.4% from $98 to $116. We will continue to concentrate significant resources to drive UCM revenue growth by increasing the participation of merchants in our UCM program. We are increasing our inventory investment with the $25.4 million proceeds from the first private offering to reverse the decline in direct sales.

Index to Consolidated Financial Statements

Gross Profit: Gross profit for the year ended December 31, 2005 was $11.5 million, an increase of $0.4 million or 3.2% compared to the year ended December 31, 2004. The increase was primarily a result of the increased UCM revenues. Gross profit as a percentage of net revenues increased to 13.6% from 12.8% in the prior period.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the year ended December 31, 2005 were $18.0 million, an increase of $1.7 million or 10.2%, compared to the prior year. The increase in Sales & Marketing was $0.8 million or 17.3% and was primarily due to increased advertising expense. General & Administrative expense increased by $0.9 million or 7.7%, primarily due to increases in salaries and benefits. Our Phantom Stock Plan was terminated in July 2005 and participants were paid on December 30, 2005. Compensation expense of $0.5 million was recorded in 2005 versus $0.2 million in 2004. Overall headcount increased from 92 to 95 or 3.3%. During 2005, we hired a Chief Marketing Officer and a Vice President of Finance. As a percentage of net revenues, Sales and Marketing, General and Administrative Expenses for the year ended December 31, 2005 were 21.3% compared to 18.8% in the prior year.

Other Expense: Interest expense, net increased to $2.8 million for the year ended December 31, 2005 from $1.1 million for the year ended December 31, 2004 due to higher borrowings required due to increases in working capital and to fund operating losses. Interest expense of $0.6 million was recorded in 2005 for the warrants issued in connection with the bridge notes.

Net Losses: We experienced a net loss of $9.0 million or $3.45 per share for the year ended December 31, 2005 compared to a net loss of $6.3 million or $2.56 per share for the year ended December 31, 2004.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary source of capital has been from private offerings of our common stock and warrants to acquire our common stock.

Net cash used in operating activities for the nine months ended December 31, 2003 and the years ended December 31, 2004 and 2005 was $6.4 million, $5.2 million and $6.7 million. The 2004 decrease was primarily due to larger net losses in 2004 partially offset by lower increases in inventory levels and higher increases in accounts payable. The 2005 increase was primarily due to a higher operating loss offset by cash provided by changes in other working capital items, primarily inventories and accrued expenses. Historical inventory levels have fluctuated based on cash availability as well as availability of product in the market. Inventory for the period ending December 31, 2004 increased $1.5 million or 25.8%. At December 31, 2004, $1.4 million in inventory was in transit to our third party logistics warehouse from various suppliers. The inventory increase was partially financed by open trade terms from suppliers. Accounts payable at December 31, 2004 increased to $4.5 million from $2.4 million at December 31, 2003.

Our December 31, 2004 balance sheet included a $1.0 million purchase of computers that was in transit from a West Coast supplier.

Net cash from investing activities was $5.8 million, $1.9 million and ($0.7 million) for the nine months ended December 31, 2003 and the years ended December 31, 2004 and 2005. Investing activities during 2003 included $10 million net of cash acquired in the April 2003 acquisition of uBid from CMGI partially offset by a $3.7 million increase in restricted cash used to support our vendor purchases. Investing activities during 2004 primarily included a $2.0 million decrease in restricted investments. Investing activities during 2005 primarily included increased capital expenditures and a change in restricted investments.

Index to Consolidated Financial Statements

Net cash provided by financing activities was $1.4 million, $4.2 million and $31.9 million for the nine months ended December 31, 2003 and years ended December 31, 2004 and 2005. The cash inflow for the nine months ended December 31, 2003 primarily resulted from the sale of preferred stock. For the year ended December 31, 2004, payments under our flooring facility and other debt agreements partially offset $9.0 million of new borrowings from Petters Group. For the year ended December 31, 2005, the inflow was primarily related to the private placement of approximately ten million shares of our common stock and a net increase in debt of $4.6 million.

In fiscal years 2004 and 2005, we borrowed a total of $10.5 million from Petters Group. The borrowings were secured by a subordinated security interest in all of our assets, were due March 31, 2006 and had an annual interest rate of 14% payable monthly. There are no financial covenants provided for in the notes or security agreement. These notes were cancelled by the note holders and the cancellation was used as consideration in exchange for the issuance to Petters Company, Inc. of 1,222,223 shares of common stock (all of which are subject to redemption and were redeemed subsequent to year end) and warrants to purchase 305,556 shares of common stock, and the issuance to Petters Group of 1,111,111 shares of common stock (1,000,001 of which are subject to redemption and were redeemed subsequent to year end) and warrants to purchase 277,778 shares of common stock.

In April 2005, we entered into a 90 day debt agreement with Lancelot, which was extended for one year on July 26, 2005. The note bore interest at an annual rate of 14% due monthly. The note was to be due in July 2006 and was guaranteed by Petters Group and Thomas J. Petters, a stockholder. This debt was retired with proceeds from our first private offering to accredited investors in December 2005.

In October 2005, we obtained $5.0 million in bridge notes from two investors (the “Note Holders”). On the Closing Date, the Note Holders exchanged the bridge notes for 1,111,111 shares of common stock and we issued to the Note Holders warrants to purchase 333,333 shares of common stock for a period of three years at an exercise price of $4.50 per share. The fair value of the warrants was determined to be $0.6 million, using the Black-Scholes model and was recorded as interest expense in the accompanying statements of operations.

On April 2, 2003, we signed a secured promissory note totaling $2.0 million payable to CMGI as part of the acquisition from CMGI. The note bears an annual rate of interest equal to 1.5% above the prime rate as reported by The Wall Street Journal. The effective rate at December 31, 2004 was 6.5%. The first principal payment was due and paid on April 2, 2004 in the amount of $1.0 million. The second principal payment to pay off the note plus accrued interest was paid on April 2, 2005 in the amount of $1,172 million. The note was secured by a subordinated security interest in all of our assets.

On November 10, 2003, we entered into an amended Microsoft Enterprise Agreement with Microsoft, Inc. (the “Microsoft Agreement”). This Microsoft Agreement enables us to license one or more of Microsoft’s license products across our platform to ensure that our entire enterprise will be licensed. Under the terms of the agreement, amounts are payable in quarterly installments of approximately $102,000 through December 31, 2006. We accounted for the amended agreement by adjusting the then present balance of the obligation under the existing agreement to the new obligation under the amended agreement. The incremental additional obligation of $80,000 associated with the amended agreement was capitalized in computer software and is being amortized over its estimated useful life.

Index to Consolidated Financial Statements

In connection with the private offerings described herein, including the issuance and exchange of the bridge notes, we received cash proceeds of approximately $25.4 million. The proceeds received in the second part of the private offering on February 3, 2006 resulted in no net proceeds to uBid because the proceeds were used to pay related fees and expenses of $1.5 million and $12 million of the proceeds were used to redeem 2,666,668 shares of common stock in connection with the merger, the first part of the private offering, and cancellation of debt. On February 6, 2006, we redeemed 1,222,223 shares of common stock that were previously issued to Petters Company, Inc. and 1,000,001 shares of common stock previously issued to Petters Group.

We believe that current working capital, together with cash flows from operations, current cash and proceeds received from the private offerings will be adequate to support our current operating plans for at least the next 12 months. We anticipate increasing our investment in inventory, which we expect to fund our direct sales growth. We have not determined what our future liquidity requirements will be past the next 12 months.

We currently estimate that we will incur material commitments for capital expenditures equal to $1.0 million for systems upgrades which shall be made in the first and second quarters of 2006.

Contractual Obligations

The following table sets forth our future contractual obligations and other commercial commitments as of December 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Microsoft Agreement	$410	$410	$—	$—	$—
Operating Leases	502	458	44	—	—
Totals	$912	$868	$44	$—	$—

Amounts shown under “operating leases” in the above table consist of base rent under our current leases for both our corporate office and call center. Under both leases we also pay additional rent for our proportionate share of common area maintenance, real estate taxes and other operating expenses.

Off-Balance Sheet Arrangements

For the years ended December 31, 2004 and 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, promulgated by the SEC.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be adversely affected by inflation.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an amendment of Accounting Research Bulletins (“ARB”) No. 43 Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. uBid will apply the guidance prospectively. We are in the process of determining what impact, if any, the application of this guidance will have on our financial position, results of operations or cash flows.

Index to Consolidated Financial Statements

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“FAS 153”). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or that may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement for public entities are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We have yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on our financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement may have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our future stock option grants rather than disclose the impact on our consolidated net income within our footnotes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We currently have no exposure to risks of fluctuating interest rates or fluctuating currency exchange rates. It is our policy not to enter into derivative financial instruments. Accordingly, we do not believe that changes in interest or currency rates will have a material effect on our liquidity, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2004 and 2005	52
Consolidated Statements of Operations for the eight month period ended March 31, 2003 (the Predecessor period), the period from March 7, 2003 (inception of uBid, Inc.) to December 31, 2003 and the years ended December 31, 2004 and 2005	53
Consolidated Statements of Shareholders’ (Deficit) Equity for the eight month period ended March 31, 2003 (the Predecessor period), for the period from March 7, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005	54
Consolidated Statements of Cash Flows for the eight month period ended March 31, 2003 (the Predecessor period), the period from March 7, 2003 (inception of uBid, Inc.) to December 31, 2003 and the years ended December 31, 2004 and 2005	55
Notes to Consolidated Financial Statements	56

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
uBid.com Holdings, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of uBid.com Holdings, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the period from March 7, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005. We have also audited the statement of operations, of shareholders' (deficit) equity and cash flows for the eight months ended March 31, 2003 (Predecessor period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uBid.com Holdings, Inc. as of December 31, 2004 and 2005, and the results of its operations and its cash flows for the eight months ended March 31, 2003 (the Predecessor period),  the period from March 7, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois

February 20, 2006

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

 Consolidated Balance Sheets
(Dollars in Thousands)

December 31,	2004	2005

Assets

Current Assets
Cash and cash equivalents	$1,734	$21,176
Restricted investments	1,659	7,003
Accounts receivable, less allowance for doubtful accounts of $8 and $60, respectively	646	1,306
Merchandise inventories	7,206	5,989
Prepaid expenses and other current assets	572	646

Total Current Assets	11,817	36,120

Property and Equipment, net	329	524

Total Assets	$12,146	$36,644

Liabilities and Shareholders’ (Deficit) Equity

Current Liabilities
Flooring facility	$89	$1,612
Accounts payable	4,469	4,456
Accrued expenses
Advertising	1,006	397
Merger and offering costs	–	2,000
Other	1,466	1,187
Current maturities of long-term debt	1,910	410

Total Current Liabilities	8,940	10,062

Long-Term Debt, less current maturities	9,410	—

Total Liabilities	18,350	10,062

Redeemable Common Stock	–	12,000

Shareholders’ (Deficit) Equity
Preferred Stock	1,120	—
Common stock	—	17
Stock warrant	75	6,322
Additional paid-in-capital	—	24,751
Retained deficit	(7,399)	(16,508)

Total Shareholders’ (Deficit) Equity	(6,204)	14,582

Total Liabilities and Shareholders’ (Deficit) Equity	$12,146	$36,644

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Consolidated Statements of Operations
(Dollars in Thousands, except loss per share data)

	Predecessor
	Eight Months Ended March 31, 2003	Period from March 7, 2003 (inception) to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005

Net Revenues	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	100,252	54,491	75,837	73,062

Gross profit	3,232	11,165	11,165	11,530

Operating Expenses
General and administrative	126,527	9,021	12,112	13,045
Sales and marketing	5,743	2,484	4,260	4,996

Total operating expenses	132,270	11,505	16,372	18,041

Loss From Operations	(129,038)	(340)	(5,207)	(6,511)

Other Income (Expense)
Interest expense	(6,253)	(729)	(1,188)	(2,925)
Interest income	247	78	86	124
Miscellaneous income	–	21	–	263

Total other expense, net	(6,006)	(630)	(1,102)	(2,538)

Net Loss	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock Dividend	—	(60)	(60)	(60)

Net Loss Available to Common Shareholders	$(135,044)	$(1,030)	$(6,369)	$(9,109)

Net Loss Per Share
Basic and Diluted	$ N/M	$(0.41)	$(2.56)	$(3.45)

Weighted Average Shares - Basic and Diluted	N/M	2,487,107	2,487,107	2,643,936

N/M computation for period ended March 31, 2003 is not meaningful (N/M) because there was no common stock outstanding.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Consolidated Statements of Shareholders' (Deficit) Equity
(Dollars in Thousands, except par values)

	Preferred Stock		Common Stock		Stock	Paid-in	Retained
	Shares	Dollars	Shares	Dollars	Warrants	Capital	Deficit	Total

Balance, March 7, 2003 (inception) (1)	—	$—	—	$—	$—	$—	$—	$—
Stock issuance (2)	2,500	1,000	2,487,107	—	—	—	—	1,000
Warrants issuance (3)	—	—	—	—	75	—	—	75
Preferred stock dividends	—	60	—	—	—	—	(60)	—
Net loss	—	—	—	—	—	—	(970)	(970)
Balance, December 31, 2003	2,500	1,060	2,487,107	—	75	—	(1,030)	105

Preferred stock dividends	—	60	—	—	—	—	(60)	—
Net loss	—	—	—	—	—	—	(6,309)	(6,309)
Balance, December 31, 2004	2,500	1,120	2,487,107	—	75	—	(7,399)	(6,204)

Preferred stock dividends	—	60	—	—	—	—	(60)	—
Conversion of preferred stock (4)	(2,500)	(1,180)	5,800,159	8	—	1,172	—	—
Exercise of warrants (5)	—	—	436,172	1	(75)	74	—	—
Issuance of common stock (6)	—	—	76,562	—	—	444	—	444
Merger with Cape Coastal (7)	—	—	154,887	—	—	(2,061)	—	(2,061)
Private offering (8)	—	—	7,777,779	8	5,200	29,792	—	35,000
Private offering costs (9)	—	—	—	—	522	(4,670)	—	(4,148)
Warrants issuance (10)	—	—	—	—	600	—	—	600
Net loss	—	—	—	—	—	—	(9,049)	(9,049)
Balance, December 31, 2005	—	$—	16,732,666	$17	$6,322	$24,751	$(16,508)	$14,582

(1)	Prior to the current Company's inception, the predecessor company had a retained deficit of $404,028 on August 1, 2002 and, with the additional losses of $135,044 for the eight month period ending March 31, 2003, had a retained deficit of $539,072 at that date.
(2)
Upon inception and shortly thereafter, the Company  issued 1,072 shares of $0.001 par value voting common stock (out of 5,000 authorized shares) and 2,500 shares of $400 par value voting preferred stock (out of 5,000 authorized shares). However, these financial statements retroactively reflect the impact of the Company’s December 2005 merger with Cape Coastal and the resulting exchange of the Company’s outstanding common stock for the common stock of Cape Coastal at an exchange ratio of 2,320 to 1. See Note 4.

(3)
Upon the Company’s April 2003 acquisition of its current business, the Company issued stock warrants to the seller to acquire up to 188 shares of $0.001 par value non-voting common stock (out of 2,000 authorized shares) valued at $75.

(4)	Conversion of 2,500 shares of convertible voting preferred stock just prior to the merger with Cape Coastal and exchange of resulting 2,500 shares of common stock for the common stock of Cape Coastal at an exchange ratio of 2,320 to 1. See Note 4. Dividends were not paid and therefore reflected as a contribution to paid-in-capital.
(5)	Exercise of warrants just prior to the merger with Cape Coastal and exchange of resulting 188 shares of common stock for the common stock of Cape Coastal at an exchange ratio of 2,320 to 1. See Note 4.
(6)	The Company issued 33 shares of its non-voting common stock in October 2005 for $444. These shares are also reflected as exchanged common stock at an exchange ratio of 2,320 to 1. See Note 4.
(7)
Upon the December 2005 merger with Cape Coastal, which has been accounted for as a reverse acquisition, the previous owners of Cape Coastal retained 599,331 shares of $0.001 par value common stock (out of 200,000,000 authorized shares) and the Company assumed net liabilities of Cape Coastal of $61. In addition, 444,444 shares of common stock owned by the previous uBid stockholders became subject to redemption and were reclassified out of permanent equity. These shares were redeemed subsequent to year end. See Note 4.

(8)
Concurrent with the December 2005 merger with Cape Coastal, the Company completed the first part of a private placement under which it issued 10,000,003 shares of common stock and stock warrants valued at $5,200 for an aggregate of $45,000. Of the issued shares, 2,222,224 were subject to redemption and are therefore not classified as permanent equity. These shares were redeemed subsequent to year end.

(9)	Private offering costs included warrants issued to transaction advisors valued at $522 and cash expenses of $4,148. See Note 4.
(10)	Concurrent with the private offering, the Company issued warrants to certain lenders valued at $600 as provided in the credit agreement governing such debt. See Note 4.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Predecessor
	Eight Months Ended March 31, 2003	Period from March 7, 2003 (inception) to December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005

Cash Flows From Operating Activities
Net loss	$(135,044)	$(970)	$(6,309)	$(9,049)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,974	123	176	181
Interest expense paid with warrants	–	–	–	600
Non-cash compensation expense	–	–	200	–
Impairment of long-lived assets	93,285	–	–	–
Changes in assets and liabilities, net of effect of acquisition
Accounts receivable	4,366	73	(454)	(660)
Merchandise inventories	8,033	(2,842)	(1,476)	1,217
Prepaid expenses and other current assets	917	(338)	265	(74)
Accounts payable	(7,013)	(1,839)	2,065	(13)
Accrued expenses	(3,073)	(608)	370	1,051
Fees and interest charged by parent	8,148	–	–	–

Net cash used in operating activities	(27,407)	(6,401)	(5,163)	(6,747)

Cash Flows From Investing Activities
Acquisition of uBid	–	(1,613)	–	–
Cash acquired in acquisition of uBid	–	11,565	–	–
Capital expenditures	(1,398)	(440)	(109)	(376)
Change in restricted investments	2,968	(3,670)	2,011	(5,344)

Net cash provided by (used in) investing activities	1,570	5,842	1,902	(5,720)

Cash Flows From Financing Activities
Change in flooring facility	(355)	(113)	(3,167)	1,523
Cash advances from parent	25,468	–	–	–
Payments on notes payable	–	–	(1,000)	(1,000)
Proceeds from issuance of preferred stock	–	1,000	–	–
Proceeds from sale of non-voting common stock	–	–	–	444
Proceeds from issuance of related-party debt	–	500	9,000	1,500
Repayment of related party debt	–	–	–	(500)
Proceeds from issuance of Bridge notes	–	–	–	5,000
Proceeds from sale of common stock and warrants	–	–	–	29,500
Fees paid in conjunction with Merger and offering	–	–	–	(4,148)
Payments on long-term debt	(402)	–	(666)	(410)

Net cash provided by financing activities	24,711	1,387	4,167	31,909

Net Increase (Decrease) in Cash and Cash Equivalents	(1,126)	828	906	19,442

Cash and Cash Equivalents, beginning of period	2,234	–	828	1,734

Cash and Cash Equivalents, end of period	$1,108	$828	$1,734	$21,176

Supplemental Cash Flow Disclosure
Cash paid for interest	$542	$593	$1,056	$2,494

Supplemental Disclosure of Noncash Financing Activities
Long-term debt relating to computer software licenses	$–	$80	$–	$–
Common stock and warrants issued in exchange for cancellation of related party debt	–	–	–	10,500
Common stock and warrants issued in exchange for cancellation of debt	–	–	–	5,000
Warrants issued as stock issuance costs	–	–	–	522

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

1.	Organization and Operations
uBid.com Holdings, Inc. (the “Company”), formerly uBid, Inc., operates a leading on-line marketplace that enables itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers. Through the Company’s website, located at www.ubid.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

uBid, Inc. commenced operations in 1997 primarily selling computer and consumer electronics on our online auction style marketplace as a wholly-owned subsidiary of PC Mall. In December 1998, uBid completed an initial public offering.

In April 2000, CMGI, Inc. ("CMGI") acquired ownership of uBid, Inc. in a stock-for-stock merger transaction valued at approximately $407 million. Upon closing, uBid, Inc. became a wholly-owned subsidiary of CMGI (the "Predecessor").

On April 2, 2003, CMGI sold substantially all of the assets and non-related party liabilities of uBid, Inc. to Takumi Interactive, Inc., an investment vehicle of Petters Group Worldwide, LLC ("Petters Group") formed on March 7, 2003, which changed its name to uBid, Inc. immediately after the acquisition. As a result of the transaction, uBid became a separate stand-alone business owned substantially by the Petters Group. In consideration of the asset sale, Takumi paid CMGI (1) $1,612,500 in cash at closing, (2) a promissory note in the aggregate principal amount of $2,000,000, bearing interest at the prime rate plus 1.5%, payable in two equal installments on the first and second anniversaries of the closing, and (3) a warrant to purchase non-voting common stock of uBid constituting 5% of the outstanding common stock of uBid on the consummation of the business sale.

The financial statements for the eight month period ended March 31, 2003 are those of uBid, Inc., as a wholly-owned subsidiary of CMGI, and have been derived solely from the accounting records of CMGI, and using the historical results of operations, and historical basis of assets and liabilities of our Predecessor's business. The Predecessor did not have common stock outstanding, therefore no loss per share data is presented for this period.

On December 29, 2005 (the "Closing Date"), uBid entered into a Merger Agreement and Plan of Reorganization with Cape Coastal Trading Corporation (the previous public reporting entity), and uBid Acquisition Co., Inc., a wholly-owned subsidiary of Cape Coastal. Under the Merger Agreement, uBid Acquisition Co. merged with and into uBid, with uBid remaining as the surviving corporation and our wholly-owned subsidiary.

Before the merger, Cape Coastal Trading Corporation was a shell company. Our business operations following the merger are those of our wholly-owned subsidiary, uBid.

The merger was treated as a recapitalization of uBid for financial accounting purposes. Accordingly, the historical financial statements of Cape Coastal before the merger have been replaced with the historical financial statements of uBid before the merger. The name Cape Coastal was subsequently changed to uBid.com Holdings, Inc. in February 2006.

2.	Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

	Year-End	The Company’s fiscal year ends on December 31. The Predecesor's fiscal year ended July 31.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances in two institutions and has concentration of credit risk to the extent deposits exceeded the federally insured limits.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

Restricted Investments
The Company maintains restricted collateral invested in certificates of deposit which mature within one year and are used as security for the Company’s office lease and purchases from suppliers. Interest on the certificates of deposit is earned at 4.235% per annum.

Accounts Receivable
Accounts receivable consist of amounts due from customers, businesses, and credit cards billed for which payment has not yet been received at period-end. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses based on historical trends and known current factors.

Activity relating to the allowance for doubtful accounts is summarized as follows:

	Predecessor
	March 31	December 31,
December 31,	2003	2003	2004	2005

Balance, beginning of period	$542	$–	$15	$8
Charged to costs and expenses	–	23	1	56
Write-offs, retirements and recoveries	450	(8)	(8)	(4)

Balance, end of period	$92	$15	$8	$60

Merchandise Inventories
Merchandise inventories consist of merchandise purchased for resale and are valued at the lower of specifically identified cost or market. The Company establishes allowances for damages, excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment	Property and equipment are stated at cost and depreciated/amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

	Furniture and fixtures	7 years
	Computer software and hardware	3 years
	Leasehold improvements	5 years

Maintenance and repairs are charged to expense as incurred. Major betterments are capitalized and depreciated over the remaining useful lives of the respective assets. Gains and losses on disposal of assets are credited or charged to income.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the periods ended December 31, 2005 and 2004.

Goodwill impairment assessments were performed by the Predecessor in two steps. In the first step, the carrying value of the Predecessor's total net assets were compared to the estimated fair value of the Predecessor. If fair value was less than carrying value, the second step was performed by assuming that the fair value was paid for the Predecessor to the Company and normal purchase accounting was performed to compute an "implied goodwill." The impairment was then measured as the amount, if any, that the carrying value of goodwill exceeded the "implied goodwill." Management determined fair value of the Predecessor based on a combination of the discounted cash flow methodology, which is based upon converting expected cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Predecessor. The market price multiples were selected and applied to the Predecessor based on the relative performance, future prospects and risk profile of the Predecessor in comparison to the guideline companies. Management predominantly utilized third-party valuation experts in its determination of fair value. No impairment was recognized in the Predecessor's transition assessment performed upon adoption of this new pronouncement.

In January 2003, CMGI's management decided to divest the Predecessor's operations either through sale of net assets or its equity interest in the Predecessor. See Notes 1 and 3 for a description of the April 2003 sale of the Predecessor. With the decision to divest, CMGI effectively ceased funding the operations of the Predecessor, including funding for advertising and inventory purchases, thereby significantly impacting the attractiveness of the Predecessor's website and, absent  a sale of the Predecessor, significantly reducing the Predecessor's ability to generate positive cash flows in the future. Accordingly, management reassessed its previous impairment decisions regarding all of its long-lived assets. Based on internal analysis - principally reflecting prices for similar assets, management determined that the carrying value of the Predecessor's property and equipment was impaired and recorded an impairment charge of $1.9 million for computer hardware and furniture and fixtures and $2.0 million for computer software. Based on the estimated sales price of the business as described in Note 3, management determined that the carrying value of goodwill was fully impaired and therefore recorded an $89.4 million impairment charge.

Financial Instruments
The carrying amounts reported in the balance sheet for cash, cash equivalents, restricted investments, accounts receivable, flooring facility, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company’s long-term debt approximates fair value based on instruments with similar terms.

Revenue Recognition	The Company sells merchandise under two types of arrangements, direct purchase sales and revenue sharing arrangements.

For direct purchase sales, the Company is responsible for conducting the auction for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable. In accordance with the provisions of Staff Accounting Bulletin 104, the Company recognizes revenue when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped (FOB Shipping Point) and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

For sales of merchandise under revenue-sharing agreements, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. The Company bears no physical inventory loss or returns risk related to these sales. The Company records commission revenue at the time of shipment.

Commission revenues recognized under revenue sharing arrangements were $462, $800, $1,827 and $3,384 for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005, respectively.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

Shipping and Handling Costs
Shipping costs that are billable to the customer are included in revenue and all shipping costs that are payable to vendors are included in cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses. Warehousing costs for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005 were $10.0 million, $1.4 million, $1.0 million and $0.9 million, respectively.

Merchandise Return Policy
The Company’s return policy, for all selling arrangements, is that merchandise sold by the Company can be returned within 15 days. Returns are subject to a 15% restocking fee and are included in revenues. Restocking fees for the periods ended March 31, 2003 and Decmber 31, 2003, 2004 and 2005 were $27, $35, $80 and $71 respectively. However, the Company, although not obligated to do so, may accept merchandise returns outside the 15-day period if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. The Company provides an accrual for estimated future returns at the time of shipment based on historical experience.

	Predecessor
	March 31,	Merchandise Returns Years Ended December 31,
	2003	2003	2004	2005
Balance at beginning of year	$(42)	$(35)	$(30)	$(30)

Provision	(1,011)	(330)	(611)	(458)

Charges	1,018	335	611	458

Balance at the end of year	$(35)	$(30)	$(30)	$(30)

Advertising Costs
The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Agreements have varying terms including 1-14 day cancellation clauses. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause.

Advertising costs are charged to expense as incurred. Total advertising costs for the periods ended March 31, 2003, and December 31, 2003, 2004 and 2005 were $5,203, $2,141, $3,756 and $4,297, respectively.

Stock-Based Compensation
The Company accounts for all stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans. The provisions of SFAS No. 123 allows companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148), which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company’s common stock at the date of grant above the amount an employee must pay to acquire the common stock. Directors, acting in their capacity as directors, are considered employees for this purpose. In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

For purposes of following pro forma disclosures as required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants. No options were granted prior to 2005.

December 31,	2005

Risk-free interest rate	5.0%
Expected volatility	68.0%
Expected life (years)	4
Expected dividend yield	–

The fair value of the 1,721,700 options granted on December 29, 2005 was $3,581. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period.

The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

Year ended December 31,	2005

Net loss as reported	$(9,049)

Less stock based employee compensation expense determined under fair value based method for awards	(7)
Pro forma net loss	$(9,056)

Net loss per share
Basic and diluted, as reported	$(3.45)
Basic and diluted, pro forma	$(3.45)

When the Company adopts FAS 123(R), in the first quarter of 2006, it will include the expense associated with options issued to employees in its statement of operations. The Company has not yet completed its assessment of which valuation model or transition option it will use once it adopts FAS 123(R).

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the income tax bases and financial reporting amounts of existing assets and liabilities. A valuation allowance is provided when it is more likely than not that all or some portion of deferred income tax assets will not be realized.

Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” The statement requires presentation of two amounts: basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive.

Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive. Considering the retroactive reflection of the share exchange, no common stock equivalents were outstanding until 2005.

2005

Shares subject to stock warrants	3,063,336

Shares subject to stock options	1,721,700
4,785,036

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletins (“ARB”) No. 43 Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will apply the guidance prospectively. The Company is in the process of determining what impact, if any, the application of this guidance will have on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement for public entities are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statment will have on the Company’s financial statements will be determined by share-based payments granted in future periods, the transition method and valuation model used.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of  Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“FAS 153”). FAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FAS 153 did not have a material impact on our financial position or results of operations.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

3.	Business Combination
As described in Note 1, on April 2, 2003, the Company completed the purchase of certain operating assets and assumption of certain liabilities of uBid from CMGI. The Company has accounted for this business combination in accordance with SFAS No. 141, Business Combinations, using the purchase method to record new cost basis for the assets acquired and liabilities assumed. The purchase price was allocated to the assets and liabilities based on their respective fair values. As of the date of acquisition, the fair value of the net assets acquired exceeded the purchase price paid to CMGI resulting in negative goodwill. The negative goodwill was allocated to all acquired long-term assets other than deferred income taxes.

The allocation of cash paid for the uBid purchase as of April 2, 2003 is summarized as follows:

Cash	$11,565
Accounts receivable	265
Inventories	2,910
Other current assets	500
Flooring facility	(3,369)
Accounts payable	(3,889)
Accrual expenses	(2,888)
Long-term debt	(1,406)

Total purchase price	3,688

Less note issued to seller	(2,000)
Less warrant issued to seller	(75)

Cash paid for uBid at closing	$1,613

4.	Merger and Private Offerings
On December 29, 2005, Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. (“Acquisition Sub”) and uBid, Inc. entered into a Merger Agreement and Plan of Reorganization. Under the Merger Agreement, Acquisition Sub merged with and into uBid, Inc., with uBid, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of Cape Coastal Trading Corporation (or “Cape Coastal”). Just prior to the closing date, all outstanding convertible preferred shares and warrants to acquire common shares of uBid were converted and exercised such that, just prior to the merger 3,793 common shares were outstanding which were exchanged on a 2,320 to 1 basis on the closing date into 8,800,000 shares of common stock with up to 444,444 shares of common stock subject to redemption (the Financial Statements reflect the impact of the merger and the resulting exchange of the Company's common stock outstanding before the conversion and exercise of the convertible preferred stock and warrants). The stockholders of Cape Coastal before the merger retained 599,331 shares of common stock. Before the merger, Cape Coastal was a public shell company. Concurrent with the merger, the Company amended its Certificate of Incorporation to change its name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.”

The merger was treated as a recapitalization of uBid for financial accounting purposes. Accordingly, the historical financial statements of Cape Coastal before the merger were replaced with the historical financial statements of uBid before the merger. All share and per share data has been retroactively restated to reflect the implicit conversion ratio related to the exchange of shares in the merger.

Concurrent with the merger, the Company completed the first part of a private offering to accredited investors. The Company sold 10,000,003 shares of its common stock of which 2,222,224 shares were subject to redemption  and warrants to purchase 2,500,003 shares of its common stock at $5.85 for a period of 5 years, for aggregate consideration of approximately $45 million. These warrants were valued at $2.08 per warrant for an aggregate of $5.2 million using a Black-Scholes model (see Note 16 for pricing assumptions). Some of the investors participating in the offering held notes that were issued by uBid. Rather than accepting cash as consideration for the shares acquired by those investors, the Company agreed to cancel the existing notes. No gain or loss was recorded on the cancellation of debt as the fair value of the common stock and warrants exchanged were equal to the carrying cost of the related debt. The Closing Date consideration consisted of $29.5 million in cash and $15.5 million in cancellation of debt. On the Closing Date, the Company issued warrants to purchase 333,333 shares of its common stock to the note holders of its bridge notes at $4.50 for a period of 3 years, and the Company issued warrants to purchase 230,000 shares of its common stock to its placement agents in the offering at $4.50 for a period of 5 years. These warrants were valued at $1.80 and $2.27 respectively per warrant for an aggregate of $1.1 million using a Black-Scholes model (see Note 16 for pricing assumptions). Issuance costs, including the value of the warrants, were $4.7 million.

On February 3, 2006, the Company completed the second part of the private offering to accredited investors. In this offering, the Company sold on the same terms as described above for an aggregate of $13.5 million, 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock. The Company also redeemed the 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to Cape Coastal and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described above. The second part of the private offering resulted in no net cash proceeds being retained by the Company. Issuance costs, including the value of the warrants and the shares issued to Calico Capital Group, were $3.2 million.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

5.	Merchandise Inventories	Merchandise inventories consist of the following:

December 31,	2004	2005

Merchandise inventories	$6,375	$5,973
Inventory in transit	1,352	331
Less reserves	(521)	(315)

Total	$7,206	$5,989

Activity relating to inventory reserves is summarized as follows:

	Predecessor
	March 31,	December 31,
December 31,	2003	2003	2004	2005

Balance, beginning of period	$(1,421)	$—	$(935)	$(521)
Charged to costs and expenses	(1,411)	(3,257)	(1,216)	(1,153)
Write-offs	1,222	2,322	1,630	1,359

Balance, end of period	$(1,610)	$(935)	$(521)	$(315)

6.	Major Suppliers
During the period ended March 31, 2003, Sony Electronics, Inc. (“Sony”) and Hewlett-Packard Company (“HP”) accounted for 28.0% and 10.0% respectively, of the Company's inventory purchases. Amounts due at March 31, 2003 included in accounts payable and the flooring facility were approximately $2,760 and $579, respectively, due these vendors.

During the period ended December 31, 2003, Sony and HP, accounted for 52.1% and 15.2%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2003 included in accounts payable and flooring facility were approximately $2,522 and $692, respectively, to these vendors.

During the year ended December 31, 2004, Sony and HP, accounted for 54.7% and 10.9%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2004 included in accounts payable and flooring facility were  approximately $2,166 and $30, respectively, to these vendors.

During the year ended December 31, 2005, Sony and HP, accounted for 33.2% and 8.9%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2005 included in accounts payable and flooring facility were approximately $752 and $433, respectively, to these vendors.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

7.	Property and Equipment	Property and equipment consist of the following:

December 31,	2004	2005

Computer hardware	$225	$423
Computer software	214	222
Furniture and fixtures	53	53
Leasehold improvements	–	20
Construction in progress	–	150

	492	868
Less accumulated depreciation	(163)	(344)
Total	$329	$524

Depreciation expense was $2,974, $123, $176 and $181 for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005, respectively.

8.	Related Party Transactions	The following represents significant transactions between the Predecessor and CMGI, the sole shareholder of the Predecessor through March 31, 2003.

Predecessor's Allocations
The statement of operations for the period ended March 31, 2003 includes fees charged for certain corporate functions historically provided to us by CMGI including administrative services (accounting, human resources, tax services, legal, and treasury), inventory management and order fulfillment, information systems operation and administration, and advertising services. These fees were allocated on a specifically identifiable basis or using the relative percentages, as compared to CMGI's other businesses, of net revenues, payroll, net cost of goods sold, square footage, headcount, or other. Management believes that the basis of the allocation was reasonable and amounts allocated are not materially different than what would have been incurred as an unaffiliated entity.

The following represents significant transactions between the Company and Petters Group, a holder of greater than 5% of our voting common stock during 2003, 2004 and 2005.

Service Assistance
The Company had entered into an advisory agreement with Petters Group, whereby Petters Group provided financial and management consulting services to the Company for a fee of approximately $360 per year. General and administrative expenses include approximately $198, $264 and $360 for management fees payable to the Petters Group for services rendered during 2003, 2004 and 2005, respectively.

The agreement was terminated in January 2006.

Product Purchases
The Company purchases products from Petters Group for direct purchase sales. Purchases from Petters Group were $486, $1,473 and $1,597 the nine months ended December 31, 2003 and the periods ended December 31, 2004 and 2005, respectively. At December 31, 2003, 2004 and 2005, amounts due to Petters Group included in accounts payable were $200, $442 and $36, respectively.

Product Sales
Petters Group owns approximately 25% of the outstanding shares of WSS Media, Inc., located in Minneapolis, Minnesota. During the year ended December 31, 2005, we sold approximately $223,000 in product to WSS Media, Inc. At December 31, 2005 the balance was unpaid.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

Promissory Notes
The Company had a convertible promissory note of $500 due to the Petters Group. This note beared an annual interest rate of 8%. This note and the related unpaid, earned interest was due and paid in full April 8, 2005.

On April 2, 2003, the Company entered into a secured revolving credit agreement with the Petters Group for up to $5,000. On November 22, 2004, the Company entered into a second secured revolving credit agreement for up to $4,000. Both agreements are secured by a subordinated security interest in all of the assets of the Company. Both agreements were renewed on March 21, 2005 and were scheduled to expire on March 31, 2006. Borrowings beared an annual interest rate of 14%. In April, 2005 the second secured revolving credit agreement of up to $4,000 was increased by $1,500 to $5,500. At December 31, 2004 and 2005, outstanding borrowings under both agreements totaled $9,000 and $0, respectively. There were no financial covenants provided for in the agreements.

On December 29, 2005, Petters Group debt consisting of $10,500 under the secured credit agreements was cancelled and exchanged for common stock in conjunction with the private offering. No gain or loss was recorded upon exchange. All accrued interest was paid on December 30, 2005.

The Lancelot Investment note payable consisted of a $5,000 note issued in 2005 that beared interest at 14% due monthly. The note was paid on December 29, 2005 with proceeds from the first private placement. The Lancelot Investment note was guaranteed by the Petters Group.

Interest Expense	A summary of the interest expense on related-party debt is as follows:

	Predecessor
	March 31,	December 31,
	2003	2003	2004	2005

$500 note payable	$ –	$ 53	$ 67	$ 67
$5,000 revolver	–	–	624	670
$5,500 revolver	–	–	42	670
Lancelot Investment $5,000 note payable	–	–	–	480
CMGI - Interest charge	5,711	–	–	–

Total	$5,711	$53	$733	$1,887

9.	Flooring Facility
During 2004 and 2005, the Company maintained a short-term $1,500 and $4,000 secured flooring facility with IBM (the “Flooring Facility”), respectively, whereby IBM made payments on behalf of the Company to its vendors. Under the terms of the agreement, the Flooring Facility does not bear interest if outstanding balances are paid within the terms specific to each vendor; otherwise, interest is accrued on outstanding balances at the prime rate plus 6.5% (effectively 13.75% at December 31, 2005). The Company accounts for the Flooring Facility as a financing arrangement whereby amounts owed to IBM are recorded at the net present value of the indebtedness and the difference between the debt recorded and the amount paid is accreted through interest expense using the effective yield method at a rate of 1% per month. Interest expense for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005 relating to the Flooring Facility was $404, $371, $432 and $140, respectively.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

As of December 31, 2004 and 2005, amounts outstanding under the Flooring Facility consist of the following:

	2004	2005

Face value	$90	$1,628
Less discount	(1)	(16)
Present value	$89	$1,612

During 2004 and 2005, the Flooring Facility was secured only by a security deposit of $1,500 and $4,000, respectively. (See Note 2, restricted investments, for further explanation.) There are no restrictive covenants on the Flooring Facility in 2004 and 2005.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

10.	Long-Term Debt	Long-term debt consists of:

December 31,	2004	2005

Notes payable to related party (Note 8)	$9,500	$–
Note payable to CMGI	1,000	–
Other - Microsoft agreement	820	410

	11,320	410
Less current maturities	(1,910)	(410)
Long-term debt, less current maturities	$9,410	$–

On April 2, 2003, the Company signed a secured promissory note totaling $2,000 payable to CMGI. The note beared an annual rate of interest equal to 1.5% above the rate of interest reported by The Wall Street Journal as its United States prime rate (effectively 6.5% at December 31, 2004) due monthly. Each change in the prime rate became effective on the day the corresponding change took place. The interest rate did not exceed the maximum rate permitted by applicable law. The first principal payment was due and paid on April 2, 2004 in the amount of $1,000. The second principal payment was due and paid in the amount of $1,000 plus all interest accrued since April 2, 2003.

On November 10, 2003, the Company entered into an amended Microsoft Enterprise Agreement with Microsoft, Inc. (the “Microsoft Agreement”). This Microsoft Agreement enables the Company to license one or more of Microsoft’s license products across the Company’s platform to ensure that the entire Company’s enterprise will be licensed. Under the terms of the agreement, amounts are payable in quarterly installments of approximately $102 through December 31, 2006. The Company accounted for the amended agreement by adjusting the then present balance of the obligation under the existing agreement to the new obligation under the amended agreement. The incremental additional obligation of $80 associated with the amended agreement was capitalized in computer software and is being amortized over its estimated useful life. Accumulated amortization was $27 at December 31, 2004 and $53 at December 31, 2005.

On July 21, 2004, the Company entered into an agreement with Banco Popular North America (“Banco Popular”) under which the Company obtained a $5,000 irrevocable letter of credit (“iLOC”) for the benefit of Sony. This iLOC is used as a security deposit for inventory purchases from Sony. Sony may draw upon the iLOC in the event the Company is in payment default. The iLOC bears an annual rate of interest of 2%. Sony then reimburses the Company 0.5%. The iLOC is secured by all of the assets of the Company. Petters Group and Lancelot Investment had provided a guarantee to Banco Popular for the full $5,000 in the event Sony drew upon the iLOC. In addition, Banco Popular has entered into inventory buyback agreements with Sony and the Petters Group. Sony and Petters Group have agreed to buy back the Sony product from the Company in the event of a default. The iLOC agreement expires on July 21, 2006. On October 14, 2005, the Sony iLOC was reduced to $2,500; all other terms remained the same.

The iLOC agreement contained certain restrictions on additional borrowings, guarantees, disposal of assets, transactions with affiliates, mergers and acquisitions during the year ended December 31, 2004. The restrictions were removed during 2005.

On December 30, 2005, we provided a $5,000 deposit as a restricted cash security to Banco Popular to release Lancelot Investment and Petters Group from their obligations under the letter of credit.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

11.	Employee Benefit Plans
Company employees participate in a 401(k) savings plan. The plan is open to all full-time eligible employees who have attained age 21 and have completed 30 days of service. Participants may make tax-deferred contributions subject to limitations specified by the Internal Revenue Code. Employee contributions of up to $3 are currently matched by the Company at a rate of 50%. Employees are 100% vested in their pretax contributions at all times and become fully vested in the employer-matching contribution after two years of service. During the periods ended December 31, 2003, 2004 and 2005, the Company incurred $29, $59 and $70 of expenses, respectively, related to the 401(k) matching component of this plan.

12.	Contingent Liabilities
From time to time, the Company is subject to claims and administrative proceedings, including product liability matters, resulting from the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company maintains product liability insurance that is evaluated annually and considered adequate. There were no significant contingencies as of December 31, 2005.

13.	Income Taxes	The income tax provision for the periods ended is as follows:

	Predecessor	December 31,
	March 31, 2003	2003	2004	2005

Current provision:
Federal	$–	$–	$–	$–
State	–	–	–	–
Deferred benefit	(51,226)	(373)	(2,479)	(3,572)

Benefit for income taxes	(51,226)	(373)	(2,479)	(3,572)
Less increase in valuation allowance	51,226	373	2,479	3,572

Income tax provision	$–	$–	$–	$–

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

The income tax benefit at the federal statutory tax rate is reconciled to the actual expense for income taxes for the periods ended as follows:

	Predecessor	December 31,
	March 31, 2003	2003	2004	2005

Federal income tax benefit at federal statutory rate	$(45,915)	$(327)	$(2,159)	$(3,077)
Effect of state income taxes	(5,311)	(46)	(320)	(495)
Increase in valuation allowance	51,226	373	2,479	3,572

Total	$–	$–	$–	$–

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2004	2005
Deferred income tax assets
Net operating loss carryforward	$2,782	$6,204
Goodwill	–	–
Related party accruals	27	–
Inventory	279	270
Allowance for doubtful account	3	24
Fixed assets	36	44

Gross deferred income tax assets	3,127	6,542

Deferred income tax liabilities
Fixed assets	(188)	–
Prepaid expenses	(87)	(118)

Gross deferred income tax liabilities	(275)	(118)

Net deferred income tax assets	2,852	6,424

Less valuation allowance	(2,852)	(6,424)

Net deferred income tax asset	$–	$–

The Company has provided a valuation allowance against its deferred income tax assets as it is more likely than not that the deferred income tax assets will not be realized.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

The Company has an estimated net operating loss carryforward as of December 31, 2005 of $15,908 that expires in 2025.

14.	Leases
The Company leases office space and certain equipment under operating leases expiring during 2007. The length of the lease terms is three years. Total rent expense from operating leases was approximately $1,584, $486, $568 and $591 for the period ended March 31, 2003 and December 31, in 2003, 2004 and 2005, respectively.

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

2006	$458
2007	44
Total	$502

15.	Phantom Stock Appreciation Plan
The Company had a Phantom Stock Appreciation Plan in which certain employees had been issued phantom shares which were subject to certain vesting provisions. The plan was implemented on July 1, 2003 and issued phantom shares were scheduled to vest over four years. Effective July 2005, the Company terminated the Phantom Stock Appreciation Plan. The total expense incurred and recorded in conjunction with the plan termination was $463 in accordance with the plan agreement based on an independent third-party valuation. Payouts required under the plan were made with a portion of the proceeds from the first private offering described in Note 4. The Company recorded compensation expense of $200 and $463 in the periods ended December 31, 2004 and 2005, respectively.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

16.	Stock Warrants
The Company entered into a warrant agreement with CMGI pursuant to the terms of the asset purchase agreement dated April 2, 2003. The warrant agreement provided CMGI with the right to purchase shares of nonvoting common stock equal to up to 5% of the total fully converted common shares then outstanding, representing 436,172 shares (on a post - exchange basis) as of the acquisition date, at a deminimus exercise price. The warrant was immediately exercisable and had a term of five years. The warrant was assigned an estimated fair value of $75 in connection with the asset purchase agreement as determined by the board of directors based upon the value of the preferred stock issued by the Company in connection with its initial capitalization. The warrants were exercised on December 29, 2005 prior to the merger described in Note 4.

Additional stock warrants issued in December 2005 are described in Note 4. The following table summarizes information about warrants outstanding as of December 31, 2005:

	Warrants Outstanding
	Number Outstanding	Remaining	Warrant
Exercise Price	at 12/31/05	Contractual Life	Fair Value

$ 5.85	2,500,003	5 years	$ 2.08

$ 4.50	333,333	3 years	$ 1.80

$ 4.50	230,000	5 years	$ 2.27

The warrants were valued using a Black-Scholes model using the respective expected life, a risk free interest rate of 5.0%, no expected dividends and a 68.0% volatility. Additional warrants to acquire 90,000 shares were issued in February 2006 at a value of $2.27 using similar assumptions.

17.	Common Stock and Series A Convertible Preferred Stock

	Common Stock	As of December 31, 2004 the Company had 1,072 shares of voting common stock, $.001 par value; 5,000 shares authorized (2,487,107 shares of common stock on a post-exchange basis see also Note 4).

At December 31, 2005 there are 200,000,000 shares of common stock $.001 par value, 20,333,333 shares issued and outstanding.

Series A Convertible Preferred Stock
As of December 31, 2004, the Company had 2,500 shares of voting Series A Convertible Preferred Stock outstanding (5,800,159 shares of common stock on a post-exchange basis see also Note 4). These shares were convertible at the option of the holder into one share of voting common stock at a conversion price of $400 per share which approximated fair value at the date of issuance. The voting Series A Preferred Stock automatically converted to voting common stock in the event of a public offering. Dividends on the voting Series A Convertible Preferred Stock were to accrue yearly at an annual rate of 6% however such dividends were never paid.

The shares of preferred stock were converted to common stock on December 29, 2005 prior to the merger described in Note 4 with the unpaid dividends totaling $180 reflected as a contribution to paid-in-capital at that time.

There are 25,000,000 shares authorized of preferred stock with preferences and rights to be determined by our board of directors. No shares were issued at December 31, 2005.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

18.	2005 Equity Incentive Plan
The 2005 Equity Incentive Plan is an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock awards (collectively, “Incentive Awards”) to present and future employees, consultants, directors, and other third party service providers.

A total of 2,500,000 shares of common stock has been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for further awards under the 2005 Equity Incentive Plan. On December 29, 2005, the Company granted options under the 2005 Equity Incentive Plan to purchase 1,721,700 shares of common stock to certain officers and other employees immediately after the Closing Date.

All of the options issued on December 29, 2005 under the 2005 Equity Incentive Plan will expire on December 29, 2015 if not exercised prior to that date. None of the Incentive Awards granted under the 2005 Equity Incentive Plan on December 29, 2005 were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

No compensation expense is recorded under APB 25 because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the grant date.

The number of options outstanding at December 31, 2005 was 1,721,700 at an exercise price of $4.50. The weighted average remaining contractual life of the outstanding options was 10 years. There were no options exercisable at December 31, 2005.

There were no options outstanding either March 31, 2003 or December 31, 2003 and 2004.
19.	Bridge Notes
On October 3, 2005, the Company  issued unsecured promissory notes in the aggregate amount of $5.0 million (the “Bridge Notes”) to two institutional investors (collectively, the “Note Holders”). In connection with the issuance of the Bridge Notes, the Company, upon the first private offering, issued the Note Holders warrants to purchase 333,333 shares of Common Stock for a period of three years at a purchase price of $4.50 (the “Note Holder Warrants”). In conjunction with the first private offering, the Bridge Notes were exchanged for 1,111,111 of the 10,000,003 units sold in the First private offering at a rate of $4.50 per share. The warrants were recorded at fair value as interest expense.

Index to Consolidated Financial Statements

Unaudited Quarterly Financial Data

The following selected quarterly data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(in millions) (unaudited)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2004	2004	2004	2004	2005	2005	2005	2005
Net Revenues	$26,632	$20,254	$20,078	$20,038	$26,818	$19,885	$18,594	$19,295
Cost of Revenues	23,149	17,563	17,013	18,112	24,164	17,095	15,497	16,306
Gross Profit	3,483	2,691	3,065	1,926	2,654	2,790	3,097	2,989
Operating Expenses
General and Administrative	2,880	2,768	2,811	3,652	3,147	3,602	3,111	3,186
Sales and Marketing	720	981	1,033	1,526	1,283	1,127	1,247	1,339
Total operating expenses	3,600	3,749	3,844	5,178	4,430	4,729	4,358	4,525
Loss From operations	(117)	(1,058)	(779)	(3,252)	(1,776)	(1,939)	(1,261)	(1,536)
Other Expense, Net	304	274	316	209	417	507	572	1,041
Net Loss	(421)	(1,332)	(1,095)	(3,461)	(2,193)	(2,446)	(1,833)	(2,577)
Preferred Stock Dividend	(15)	(15)	(15)	(15)	(15)	(15)	(15)	(15)
Net Loss Available to Common Shareholders	$(436)	$(1,347)	$(1,110)	$(3,476)	$(2,208)	$(2,461)	$(1,848)	$(2,592)

Net Income (Loss) per share Basic and Diluted earnings per share	$(0.17)	$(0.54)	$(0.45)	$(1.40)	$(0.89)	$(0.99)	$(0.74)	$(0.83)
Weighted Shares - Basic and Diluted	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	3,122,892

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For disclosure regarding changes in accountants, please see our Current Report on Form 8-K filed with the SEC on January 5, 2006, as amended, and our registration statement on Form S-1 filed with the SEC on February 10, 2006.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. uBid maintains disclosure controls and procedures that have been designed to ensure that information related to uBid is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis. In connection with this review, we have established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to our Chief Executive Officer and Vice President, Finance to allow timely decisions regarding required disclosure. Our compliance committee is comprised of our principal accounting officer, senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of our senior management.

Our Chief Executive Officer and Vice President, Finance, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Vice President, Finance believe that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Index to Consolidated Financial Statements

Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

The following table sets forth our executive officers and directors, their ages and position(s):

Name	Age	Position
Robert H. Tomlinson, Jr.	49	President and Chief Executive Officer and Director
Timothy E. Takesue	37	Executive Vice President, Merchandising
Anthony Priore	48	Chief Marketing Officer
Miguel A. Martinez, Jr.	50	Vice President, Finance and Secretary
Manoharan Sivashanmugam	35	Vice President, Technology
Stuart R. Romenesko	42	Chairman of the Board

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. Because our Certificate of Incorporation calls for a staggered board, Mr. Romenesko’s term will expire at our 2007 annual meeting and Mr. Tomlinson’s term will expire at our annual meeting in 2008. Officers serve at the discretion of the board of directors.

Robert H. Tomlinson, Jr. has more than 25 years of finance, direct marketing and e-commerce experience. On December 29, 2005, Mr. Tomlinson was named President and Chief Executive Officer of uBid.com Holdings, Inc. Mr. Tomlinson joined uBid, Inc. in May 2002 as the Chief Financial Officer after having served as chief financial officer at Forbes.com from April 2000. In April 2003, Mr. Tomlinson became President of uBid, Inc. and in August 2005, he became the Chief Executive Officer of uBid, Inc. Prior to Forbes, Mr. Tomlinson served as chief financial officer for American List Counsel, Inc, an industry leading database marketing organization, a position he had held since 1983. Earlier career experience includes finance and merger & acquisition roles with Young & Rubicam, Inc. and Chase Manhattan Bank, N.A. Mr. Tomlinson holds an MBA in International Finance from Fairleigh Dickinson University, a B.S. in Accounting from Seton Hall University and has a CPA certification in the State of New Jersey. Mr. Tomlinson was appointed as a director of uBid.com Holdings, Inc. on December 15, 2005.

Index to Consolidated Financial Statements

Timothy E. Takesue has over 21 years of merchandising, retail, mail order and e-commerce experience. On December 29, 2005, Mr. Takesue was named Executive Vice President, Merchandising of uBid.com Holdings, Inc. In 1997, Mr. Takesue joined uBid, Inc. as a member of the original management team of officers. During his tenure with uBid, Inc., he has served in various positions including vice president of merchandising, senior vice president of merchandising and sales, interim CEO and acting chief marketing officer. Mr. Takesue became Executive Vice President, Merchandising of uBid, Inc. in April 2003. Mr. Takesue was an instrumental part of the officer team that led uBid, Inc. in the 1998 IPO, 1999 secondary offering, subsequent sale in 2000 to CMGI and purchase from CMGI in 2003. Mr. Takesue sits on the advisory board of The Brave Wings Foundation, a Northwestern Memorial Foundation charity, and attended Wayne State University in Detroit, Michigan.

Anthony Priore was named Chief Marketing Officer of uBid.com Holdings, Inc. on December 29, 2005. He has served as the Chief Marketing Officer of uBid, Inc. since April 2005. Mr. Priore has over 25 years of marketing experience. Prior to uBid, he served as chief marketing officer for Rewards Network (formerly iDine), a public loyalty marketing company. In 2003, Mr. Priore was at Experian Marketing Services, a division of Experian, Inc. as senior vice president of e-Marketing Services. Before Experian, he held the position of president from January, 2001 through November, 2002 at MarketsOnDemand/JobsOnLine and from March, 1999 through December, 2000, he served as senior vice president of marketing at Yesmail (formerly a CMGI company and now part of InfoUSA). Mr. Priore’s career also includes executive marketing positions at Leo Burnett, Peapod, Citicorp Diners Club and DDB. He is the co-author of the book, Email Marketing: Using Email to Reach Your Target Audience & Build Customer Relationships published by John Wiley & Sons, Inc. He has served on the advisory board of The DMA’s Association of Interactive Media (AIM) and two terms on the board of the Chicago Association of Direct Marketing (CADM). Mr. Priore holds both his Bachelors and Masters degrees from Northwestern University in Evanston, Illinois.

Miguel A. Martinez, Jr. was named Vice President of Finance of uBid.com Holdings, Inc. on December 29, 2005. He has served as Vice President of Finance of uBid, Inc. since February 2005. He was appointed as Secretary of uBid.com Holdings, Inc. in January 2006. Mr. Martinez brings over 20 years of financial management experience to uBid. Before joining uBid, from March of 1999 to November 2004, Mr. Martinez was senior vice president and chief financial officer with Hartford Computer Group, a leading PC manufacturer, distributor and service company. Mr. Martinez is a certified public accountant and received a BBA degree from Loyola University in Chicago, Illinois and is actively involved in several professional organizations.

Manoharan Sivashanmugam was named Vice President of Technology of uBid.com Holdings, Inc. on December 29, 2005. He served as Vice President of Technology of uBid, Inc. since April 2003, prior to which he served as uBid’s chief architect beginning in January 2001 and was instrumental in migrating uBid’s website to an XML based service-oriented architecture. During 2000, Mr. Sivashanmugam was the co-founder and director of application development in the B2B division at Fansedge.com, an online retail store of team licensed products and sports memorabilia. From 1996 through 2000, Mr. Sivashanmugam was technical manager for Whittman-Hart, Inc., a software consulting company, where he was responsible for several key projects completed for various Fortune 500 companies including GE Capital Auto Financial Services and Boise Cascade. Before 1996, he worked with a strategic partner of System Software Associates creating value-added products for their ERP suite. Mr. Sivashanmugam has a M.S. in Computer Science and a B.S. in Physics from University of Madras, India.

Index to Consolidated Financial Statements

Stuart R. Romenesko was appointed as Chairman of the Board of uBid.com Holdings, Inc. on January 30, 2006. He has served as a director of uBid, Inc. since April 2003 and as the non-executive chairman of the board since August 2005. Mr. Romenesko is currently an executive vice president of Petters Group, a private company focused on creating, developing and investing in companies that manufacture, procure and market merchandising solutions for key growth markets. Mr. Romenesko joined Petters Group in October 2002 as its chief financial officer. Mr. Romenesko is chairman of the board of directors of WSS Media, Inc., a privately-owned company specializing in providing goods to consumers as an at-home shopping network. From January 2000 to October 2002, Mr. Romenesko was executive vice president, chief financial officer and co-founder of Magnum Technologies, Inc., a private software and services company that quantifies the impact of information technology performance on a company’s line(s)-of-business. He currently serves as a member of the board of directors of Magnum Technologies, Inc. Before joining Magnum Technologies, Inc., Mr. Romenesko was senior vice president finance, chief financial officer, treasurer and assistant secretary for ValueVision International, Inc. (a/k/a ShopNBC), an integrated electronic and print media direct marketing company, from February 1994 to June 1999. Before ValueVision, Mr. Romenesko, a certified public accountant, also served in a variety of capacities at a regional and an international accounting firm. Mr. Romenesko currently serves on the board of directors of several Petters Group operating companies. Mr. Romenesko holds a B.S. in Accounting from Marquette University.

Our above-listed officers and directors have neither been convicted in any criminal proceeding during the past five years nor parties to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities law or commodities law. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Board of Directors and Committees of the Board

We expect that our board of directors will ultimately consist of seven members. We are currently seeking additional qualified members and plan to appoint the remaining members as soon as reasonably practicable. Mr. Tomlinson was appointed to the board in connection with the merger. Mr. Romenesko was appointed to the board following the merger and the first private offering. He was appointed by Mr. Tomlinson on January 30, 2006 to fill a vacancy on the board.

We plan to list our common stock on a national securities exchange or on the NASDAQ National Market as soon as practicable. In anticipation of such listing, we intend to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by such national securities exchange. Therefore, we intend that a majority of our directors will be independent directors and at least one director will qualify as an “audit committee financial expert.” Additionally, the board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the board, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee of the board of directors. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Index to Consolidated Financial Statements

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our equity securities. We believe, during fiscal year 2005, that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of its directors, officers and 10% stockholders.

Code of Ethics

We had previously adopted a code of ethics that applied to our directors and officers (including our chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions). In connection with the recent merger, we have adopted a new Code of Ethics and Business Conduct that now applies to all employees, including our chief executive officer, chief financial officer, chief accounting officer and any other person performing that function. A copy of this document is available on our website at www.ubid.com, free of charge, under the Investor Relations section. We will satisfy any applicable SEC disclosure requirements regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11. Executive Compensation

The table below sets forth, for the 2003, 2004 and 2005 calendar years, the compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers who received annual compensation in excess of $100,000. Such officers are referred to herein as our “Named Executive Officers.”

Index to Consolidated Financial Statements

Summary Compensation Table

				Long-Term Compensation
	Annual Compensation			Awards		Payouts
Named Executive Officer & Principal Position	Year (4)	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)(5)	All Other Compensation ($)
Robert H. Tomlinson, Jr.	2005	$250,000	—	$1,500	—	500,000	$31,500 (1)
President and Chief Executive Officer	2004	$250,000	$125,000	—	—	—	$25,410 (1)
	2003 (6)	$237,500	$175,000	—	—	—	—

Timothy E. Takesue	2005	$225,000	—	$1,500	—	500,000	—
Executive Vice President of Merchandising	2004	$225,000	$112,500	—	—	—	—
	2003 (7)	$213,750	$175,000	—	—	—	—

Manoharan Sivashanmugam	2005	$135,000	$10,000	$1,350	—	75,000	$131,711 (3)
Vice President of Technology	2004	$120,846	$2,500	—	—	—	—
	2003 (8)	$104,131	$1,000	—	—	—	—

Anthony Priore	2005	$135,192	$10,000	$329	—	150,000	—
Chief Marketing Officer	2004	—	—	—	—	—	—
	2003	—	—	—	—	—	—

Miguel A. Martinez, Jr.	2005	$129,808	$50,000	$1,500	—	75,000	—
Vice President, Finance	2004	—	—	—	—	—	—
	2003	—	—	—	—	—	—

Notes:

(1)	Represents temporary housing and relocation expenses.
(2)	Represents employer contribution to 401(k) retirement plan.
(3)	Represents the value of payments received on termination of the Phantom Stock Option Plan, terminated in July, 2005.
(4)
Information included is for each respective calendar year. Information for the period from January 1, 2003 through March 31, 2003 represents compensation received from CMGI, uBid’s former parent company.

(5)	Represent options granted under the 2005 Equity Incentive Plan.
(6)	Mr. Tomlinson’s annual compensation during 2003 included salary of $57,692 paid by CMGI and salary of $179,808 paid by uBid. Mr. Tomlinson’s bonus of $175,000 was paid entirely by uBid.
(7)	Mr. Takesue’s annual compensation during 2003 included salary of $51,923 paid by CMGI and salary of $161,827 paid by uBid. Mr. Takesue’s bonus of $175,000 was paid entirely by uBid.
(8)	Mr. Sivashanmugam’s annual compensation during 2003 included salary of $23,577 paid by CMGI and salary of $80,554 paid by uBid. Mr. Sivashanmugam’s bonus of $1,000 was paid entirely by uBid.

Index to Consolidated Financial Statements

The following table shows the number of options to purchase common stock granted to each of the Named Executive Officers during 2005.

Option/SAR Grants in Last Fiscal Year (1)

Individual Grants					Potential Realizable Value at Assumed Annual Rate Of Stock Price Appreciation For Options Term (4)
Name	Number of Securities Underlying Option/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Robert H. Tomlinson, Jr. (2)	500,000	29.04%	$ 4.50	December 29, 2015	$ 2,758,850.98	$ 5,725,758.06
Timothy E. Takesue (2)	500,000	29.04%	$ 4.50	December 29, 2015	$ 2,758,850.98	$ 5,725,758.06
Anthony Priore (3)	150,000	8.71%	$ 4.50	December 29, 2015	$ 827,655.29	$ 1,717,727.42
Miguel A. Martinez, Jr. (3)	75,000	4.36%	$ 4.50	December 29, 2015	$ 413,827.65	$ 858,863.71
Manoharan Sivashanmugam (3)	75,000	4.36%	$ 4.50	December 29, 2015	$ 413,827.65	$ 858,863.71

(1)
The 2005 Equity Incentive Plan was approved by our board of directors on December 15, 2005. Also on December 15, 2005, the 2005 Equity Incentive Plan was approved by the sole stockholder of Cape Coastal on that date. These actions were announced in our Current Report on Form 8-K, filed with the SEC on December 23, 2005. As disclosed in our definitive Information Statement filed with the SEC on January 30, 2006, on January 12, 2006, the holders of a majority of our outstanding shares of common stock ratified the 2005 Equity Incentive Plan.

(2)
This option grant was made on December 29, 2005 and has a four-year vesting schedule pursuant to which 1/3 of the total option becomes exercisable on the 24-month anniversary of the grant, 1/3 of the total option becomes exercisable on the 36-month anniversary of the grant, and the remaining portion becomes exercisable on the 48-month anniversary of the grant.

(3)
This option grant was made on December 29, 2005 and has a four-year vesting schedule pursuant to which ¼ of the total option becomes exercisable on the 12-month anniversary of the grant, ¼ of the total option becomes exercisable on the 24-month anniversary of the grant, ¼ of the total option becomes exercisable on the 36-month anniversary of the grant, and the remaining portion becomes exercisable on the 48-month anniversary of the grant.

(4)	The first trade of our shares took place on January 4, 2006. Therefore, the market closing price of $6.15 on January 4, 2006 has been used for purposes of the calculations in the table above.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options/SARs at Fiscal Year-End (Exercisable/Unexercisable)	Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End (Exercisable/Unexercisable)
Robert H. Tomlinson, Jr. (1)	—	—	0 / 500,000	$0.00 / $0.00
Timothy E. Takesue (1)	—	—	0 / 500,000	$0.00 / $0.00
Anthony Priore (2)	—	—	0 / 150,000	$0.00 / $0.00
Miguel A. Martinez, Jr. (2)	—	—	0 / 75,000	$0.00 / $0.00
Manoharan Sivashanmugam (2)	—	—	0 / 75,000	$0.00 / $0.00

(1)
Was granted options on December 29, 2005 with a four-year vesting schedule pursuant to which 1/3 of the total options become exercisable on the 24-month anniversary of the grant, 1/3 of the total options become exercisable on the 36-month anniversary of the grant, and the remaining options become exercisable on the 48-month anniversary of the grant.

(2)
Was granted options on December 29, 2005 with a four-year vesting schedule pursuant to which ¼ of the total options become exercisable on the 12-month anniversary of the grant, ¼ of the total options become exercisable on the 24-month anniversary of the grant, ¼ of the total options become exercisable on the 36-month anniversary of the grant, and the remaining options become exercisable on the 48-month anniversary of the grant.

Index to Consolidated Financial Statements

Compensation of Directors

There are currently no compensation arrangements in place for the members of the board. We expect to establish these arrangements as new members are appointed to the board of directors.

Employment Contracts, Termination of Employment and Change in Control

We have entered into executive employment agreements with our President and Chief Executive Officer, our Executive Vice President of Merchandising and our Chief Marketing Officer.

Robert H. Tomlinson, Jr. - President and Chief Executive Officer

On December 29, 2005, we entered into an executive employment agreement with Mr. Tomlinson which provides for an initial annual base salary of $275,000 for the first 12 months of the agreement increasing to $300,000 during the second 12 months of the agreement.

Under the agreement, Mr. Tomlinson also received options to purchase up to 500,000 shares of common stock under the 2005 Equity Incentive Plan, which vest as follows: 1/3 of the options will vest on the 24 month anniversary of the date of the grant, 1/3 of the options will vest on the 36 month anniversary of the date of grant and the remaining 1/3 on the 48 month anniversary of the date of grant. The exercise price of the options is $4.50 per share. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the 2005 Equity Incentive Plan.

Mr. Tomlinson’s employment agreement has a term commencing on the execution of the agreement and continuing for a period of 24 months. The agreement provides that if Mr. Tomlinson is terminated by us without cause or if Mr. Tomlinson terminates the agreement for good reason, including a change of control that results in the termination of Mr. Tomlinson’s employment with uBid or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of his annual base salary at the time of such termination and all health insurance coverage for a period of 12 months following termination. A change of control includes an acquisition of 51% or more of our outstanding voting securities or consummation of a tender offer or exchange offer where the offeree acquires more than 51% of our then-outstanding voting securities.

Timothy E. Takesue - Executive Vice President of Merchandising

On December 29, 2005, we also entered into an executive employment agreement with Mr. Takesue which provides for an initial annual base salary of $250,000 for the first 12 months of the agreement increasing to $275,000 during the second 12 months of the agreement.

Under the agreement, Mr. Takesue received options to purchase up to 500,000 shares of common Stock under the 2005 Equity Incentive Plan, which vest as follows: 1/3 of the options will vest on the 24 month anniversary of the date of the grant, 1/3 of the options will vest on the 36 month anniversary of the date of grant and the remaining 1/3 on the 48 month anniversary of the date of grant. The exercise price of the options is $4.50 per share. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the 2005 Equity Incentive Plan.

Index to Consolidated Financial Statements

Mr. Takesue’s employment agreement has a term commencing on the execution of the agreement and continuing for a period of 24 months. The agreement provides that if Mr. Takesue is terminated by us without cause, or if Mr. Takesue terminates the agreement for good reason, including a change of control that results in the termination of Mr. Takesue’s employment with uBid or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of his annual base salary at the time of such termination and all health insurance coverage for a period of 12 months following termination.

Anthony Priore - Chief Marketing Officer

On December 29, 2005, we entered into an executive employment agreement with Mr. Priore which provides for an initial annual base salary of $190,000 for the first 12 months of the agreement increasing to $210,000 during the second 12 months of the agreement.

Under the agreement, Mr. Priore received options to purchase up to 150,000 shares of common stock under the 2005 Equity Incentive Plan, and vest as to one-quarter of these options on each of the next four anniversaries of the date of grant. The exercise price of the options is $4.50 per share. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the 2005 Equity Incentive Plan.

Mr. Priore’s employment agreement has a term commencing on the execution of the agreement and continuing for a period of 24 months. The agreement provides that if Mr. Priore is terminated by us without cause, or if Mr. Priore terminates the agreement for good reason, including a change of control that results in the termination of Mr. Priore’s employment with uBid or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of 50% of his annual base salary at the time of such termination and all health insurance coverage for a period of 6 months following termination.

Compensation Committee Interlocks and Insider Participation

We do not presently have an established compensation committee in place. The Petters Group, including Stuart Romenesko, primarily negotiated the employment agreements of our Named Executive Officers. Messrs. Tomlinson and Takesue, executive officers, participated in compensation discussions regarding our employees.

2005 Equity Incentive Plan

On December 15, 2005, our board approved and adopted the 2005 Equity Incentive Plan. Also on December 15, 2005, the 2005 Equity Incentive Plan was approved by the sole stockholder of Cape Coastal on that date. These actions were announced in our Current Report on Form 8-K, filed with the SEC on December 23, 2005. As disclosed in our definitive Information Statement filed with the SEC on January 30, 2006, on January 12, 2006, the holders of a majority of our outstanding shares of common stock ratified the Plan. The 2005 Equity Incentive Plan as an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock awards (collectively, “Incentive Awards”) to our present and future employees, consultants, directors, and other third party service providers.

Index to Consolidated Financial Statements

The board has reserved a total of 2,500,000 shares of common stock for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for further awards under the 2005 Equity Incentive Plan. On December 29, 2005, we granted options under the 2005 Equity Incentive Plan to purchase 1,721,700 shares of common stock to our Named Executive Officers and other employees.

At the earliest reasonably practicable date after April 11, 2006, we plan to file a registration statement on Form S-8 to register the shares of common stock reserved for issuance upon the exercise of Incentive Awards under the 2005 Equity Incentive Plan. This registration statement is expected to become effective on filing. Subject to Rule 144 limitations, shares of common stock issued upon exercise of stock options and other incentive awards granted under the 2005 Equity Incentive Plan after the effective date of the registration statement on Form S-8 will be eligible for resale in the public market without restriction.

The number of shares subject to the 2005 Equity Incentive Plan, any number of shares subject to any numerical limit in the 2005 Equity Incentive Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in uBid’s outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

All of the options issued on December 29, 2005 under the 2005 Equity Incentive Plan will expire on December 29, 2015 if not exercised prior to that date. Other Incentive Awards will not automatically have a similar term; each incentive award is subject to such term as our board of directors determines upon the grant of the Incentive Award. None of the Incentive Awards granted under the 2005 Equity Incentive Plan on December 29, 2005 was issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to us by the participants. We expect that all future Incentive Awards will be granted by our board of directors on the basis of the quality and nature of the services to be provided to us by the participants rather than for cash consideration.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 21, 2006, the number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) our Chief Executive Officer during 2005 and each of the four most highly compensated executive officers other than our Chief Executive Officer who served as executive officers during 2005 (our “Named Executive Officers”) and (4) all of our directors and Named Executive Officers as a group. The number of shares owned are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The address of each executive officer and director is c/o uBid, 8550 West Bryn Mawr, Chicago, Illinois 60631.

Index to Consolidated Financial Statements

	Shares Beneficially Owned
Name	Number	Percent (1)
Thomas J. Petters (2)(9)	7,605,714	36.36%
Petters Group Worldwide, LLC (3)(9)	6,189,047	30.03%
Tudor Investment Corporation (4)(10)	2,083,334	10.04%
Smithfield Fiduciary LLC (5)	1,972,222	9.45%
D.E. Shaw Valence Portfolios, L.L.C. (6)	1,250,000	6.07%
Alexandra Global Master Fund Ltd. (7)	1,069,446	5.17%
Robert H. Tomlinson, Jr.	465,776	2.29%
Timothy E. Takesue	465,776	2.29%
Miguel A. Martinez, Jr.	44,081	0.22%
Anthony Priore	20,881	0.10%
Manoharan Sivashanmugam	11,600	0.06%
Stuart R. Romenesko (8)	28,125	0.14%

All directors and executive officers as a group (6 people)	1,036,239	5.09%

Notes:

(1)
Based on a total of 20,333,333 shares outstanding as of March 21, 2006. Shares underlying warrants exercisable within 60 days of February 7, 2006 are considered for the purpose of determining the percent of the class held by the holder of such warrants, but not for the purpose of computing the percentages held by others.

(2)
Includes: 6,189,047 shares beneficially owned by Petters Group Worldwide, LLC, including 277,778 warrants exercisable within 60 days by Petters Group Worldwide, LLC; and 305,556 warrants exercisable within 60 days by Petters Company, Inc. Mr. Petters has sole voting and investment power over all of the shares indicated in the table as being beneficially owned by Mr. Petters, Petters Group Worldwide, LLC and Petters Company, Inc.

(3)	Includes 277,778 warrants exercisable within 60 days.
(4)
Includes 416,667 warrants exercisable within 60 days. The shares beneficially owned by Tudor Investment Corporation are beneficially owned by a group of 3 beneficial owners, including: The Tudor BVI Global Portfolio Ltd. (215,738 shares directly owned and warrants to acquire an additional 53,935 shares of common stock), Tudor Proprietary Trading, L.L.C. (116,167 shares directly owned and warrants to acquire an additional 29,042 shares of common stock) and Witches Rock Portfolio Ltd. (1,334,762 shares directly owned and warrants to acquire an additional 333,690 shares of common stock). Tudor Investment Corporation provides investment advisory services to The Tudor BVI Global Portfolio Ltd. and Witches Rock Portfolio Ltd. and may therefore be deemed the beneficial owner of these shares. Tudor Investment Corporation is also an affiliate of Tudor Proprietary Trading, L.L.C. Paul Tudor Jones, II is the controlling shareholder of Tudor Investment Corporation and the indirect controlling equity holder of Tudor Proprietary Trading, L.L.C. Each of Tudor Investment Corporation and Mr. Jones expressly disclaims beneficial ownership of shares not directly owned by them.

(5)
Includes 444,445 warrants exercisable within 60 days. Highbridge Capital Management, LLC is the trading manager of Smithfield Fiduciary LLC and has voting control and investment discretion over securities held by Smithfield Fiduciary LLC. Glenn Dubin and Henry Swieca control Highbridge Capital Management, LLC. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of the securities held by Smithfield Fiduciary LLC. The address for Smithfield Fiduciary LLC, Highbridge International LLC, and Highbridge Capital Corporation is The Cayman Corporate Center, 4th Floor, 27 Hospital Road, George Town, Grand Cayman, Cayman Islands, BWI. The address for Highbridge Capital L.P., Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca is c/o Highbridge Capital Management, LLC, 9 West 57th Street, 27th Floor, New York, New York 10019. The address for Highbridge Master L.P., Highbridge GP, Ltd. And Highbridge GP, LLC is c/o Harmonic Fund Services, Cayman Financial Centre, Tower C, 36 Dr. Roy’s Drive, George Town, Grand Cayman, Cayman Islands, BWI. This information was provided in a report on Schedule 13G filed with the SEC on January 9, 2006 and in information provided to us from Smithfield Fiduciary LLC.

(6)
Includes 250,000 warrants exercisable within 60 days. David E. Shaw does not own any shares of common stock directly. By virtue of Mr. Shaw’s position as President and sole shareholder of D.E. Shaw & Co., Inc., which is the general partner of D.E. Shaw & Co., L.P. (the managing member and investment advisor of D.E. Shaw Valence Portfolios, L.L.C.), Mr. Shaw may be deemed to have shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, the shares of common stock, and therefore, Mr.  Shaw may be deemed to be the beneficial owner of such shares. Mr. Shaw disclaims beneficial ownership of the shares of our common stock. The address for D.E. Shaw Valence Portfolios, L.L.C. is 120 West 45th Street, 39th Floor, New York, NY 10036. This information was provided in a report on Schedule 13G filed with the SEC on February 13, 2006.

(7)
Includes 347,223 warrants exercisable within 60 days. Alexandra Investment Management, LLC, serves as the investment advisor to Alexandra Global Master Fund Ltd. By reason of such relationship, Alexandra Investment Management, LLC, may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra Global Master Fund Ltd. Alexandra Investment Management, LLC disclaims beneficial ownership of such shares of common stock. Messrs. Mikhail A. Filimonov and Dimitri Sogoloff are, respectively, the Chairman, Chief Executive Officer, Managing Member and Chief Investment Officer and the President, Managing Member and Chief Risk Officer, of Alexandra Investment Management, LLC. By reason of such relationships, Mr. Filimonov and Mr. Sogoloff may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra Global Master Fund, Ltd. Each of Messrs. Filimonov and Sogoloff disclaims beneficial ownership of the shares of common stock beneficially owned by Alexandra Global Master Fund Ltd. The address of Alexandra Global Master Fund Ltd. is Citgo Building, Wickams Cay, P.O. Box 662, Road Town, Tortola, British Virgin Islands. The address of Alexandra Investment Management, LLC and Messrs. Filimonov and Sogoloff is 767 Third Avenue, 39th Floor, New York, New York, 10017. This information was provided in a report on Schedule 13G filed with the SEC on February 7, 2006.

(8)	Includes 5,625 warrants exercisable within 60 days. The shares beneficially owned by Mr. Romenesko are held by the Stuart R. Romenesko Revocable Trust dated October 7, 1999.
(9)
Information regarding the number of shares beneficially owned by Thomas J. Petters, Petters Group Worldwide, LLC and Petters Company, Inc. was provided in a report on Schedule 13D filed with the SEC on January 9, 2006, as amended on February 16, 2006. The address for each of Thomas J. Petters, Petters Group Worldwide, LLC and Petters Company, Inc. is: 4400 Baker Road, Minnetonka, Minnesota 55343.

(10)
Information regarding the number of shares beneficially owned by Tudor Investment Corporation and its affiliated entities was provided in a report on Schedule 13G filed with the SEC on January 3, 2006, as amended on February 14, 2006, by Paul Tudor Jones, II, The Tudor BVI Global Portfolio, Ltd., Tudor Investment Corporation, Tudor Proprietary Trading, L.L.C and Witches Rock Portfolio Ltd. The business address for Tudor Investment Corporation is: c/o Tudor Investment Corporation, 1275 King Street, Greenwich, Connecticut 06831-2936.

Index to Consolidated Financial Statements

EQUITY COMPENSATION PLAN

Securities authorized for issuance under equity compensation plans as of December 31, 2005 are as follows: Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,721,700	$4.50	778,300
Equity compensation plans not approved by security holders	230,000	$4.50	__
Total	1,951,700	$4.50	778,300

Equity compensation plans not approved by our stockholders consist of warrants to purchase 230,000 shares of common stock, issued to the placement agents in our private offering on December 30, 2005, exercisable through December 30, 2010 at $4.50 per share.

On February 3, 2006, we closed our second private offering. We issued warrants to purchase up to 90,000 shares of common stock to our placement agents on February 3, 2006, exercisable through February 3, 2011, at $4.50 per share. This issuance is not reflected in the table above, as it took place after December 31, 2005.

Item 13. Certain Relationships and Related Transactions

In connection with the incorporation of Takumi (now known as uBid) in March 2003, 1,072 shares of voting common stock were issued to Messrs. Tomlinson and Takesue, as founders, for de minimus consideration. In April 2003, 2,500 shares of voting convertible preferred stock were issued to Petters Group for its $1.0 million capital contribution.

On April 2, 2003, uBid and Petters Group, a holder of greater than 5% of our outstanding common stock, executed a Shared Resources Agreement with a term of one year and automatic renewals of one year until terminated by either party with 60 days’ prior notice. Pursuant to this agreement, Petters Group provides executive, facilities management, finance, general and administrative, legal, marketing, merchandising and operations services to uBid for which uBid was charged $360,000 in 2005, $264,000 for the year ended December 31, 2004 and $198,000 from April 2003 through December 2003. We terminated the Shared Resources Agreement as of January 31, 2006. As mentioned above, Mr. Romenesko is the executive vice president of Petters Group.

We purchase products from Petters Group for direct purchase sales. Purchases from Petters Group were $1.6 million, $1.5 million and $0.5 million for the periods ended December 31, 2005, 2004 and 2003.

In 2003, we issued a convertible promissory note in the principal amount of $0.5 million for the benefit of Petters Group. The promissory note bore interest at an annual rate of 8%. This note plus accrued interest was paid in full on April 1, 2005.

On April 2, 2003, we entered into a secured revolving credit agreement and promissory note with Petters Group for up to $5.0 million. On November 22, 2004, we entered into a second secured revolving credit agreement and promissory note for up to $4.0 million. In March 2005, the second agreement was increased to $5.5 million. Both agreements were secured by a subordinated security interest in all of our assets. Both agreements were scheduled to expire March 31, 2006. Borrowings under the revolving line bear an annual interest rate of 14%. There are no financial covenants provided for in the agreements. In connection with the private offerings, the note holders cancelled these promissory notes as consideration in the private offerings for the issuance to Petters Company, Inc. of 1,222,223 shares of common stock and warrants to purchase 305,556 shares of common stock, and the issuance to the Petters Group of 1,111,111 shares of common stock and warrants to purchase 277,778 shares of common stock.

On July 21, 2004, we entered into an agreement with Banco Popular under which we obtained a $5.0 million irrevocable letter of credit for the benefit of Sony Corporation. This letter of credit is used as a security deposit for inventory purchases from Sony. Sony may draw upon the letter of credit in the event we are in payment default. The letter of credit bears an annual interest rate of 2%. Sony then reimburses us 0.5%. The letter of credit is secured by all of our assets. Lancelot and Petters Group guaranteed the letter of credit for the full $5.0 million in the event Sony drew upon the letter of credit. In addition, Banco Popular has entered into inventory buy-back agreements with Sony and Petters Group. Sony and Petters Group have agreed to buy back the Sony product from uBid in the event of a default. The letter of credit expires on July 21, 2006. On October 14, 2005, the Sony irrevocable letter of credit was reduced to $2.5 million. All other terms remain the same.

Index to Consolidated Financial Statements

The letter of credit agreement contained certain restrictions on additional borrowings, guarantees, disposal of assets, transactions with affiliates, mergers and acquisitions during the year ended December 31, 2004. The restrictions were removed during 2005.

On December 30, 2005, we provided a $5.0 million deposit as a restricted cash security to Banco Popular to release Lancelot and Petters Group from their obligations under the letter of credit.

On April 27, 2005, uBid entered into a 90-day debt agreement and promissory note with Lancelot, which was extended for one year on July 26, 2005. This agreement provided for borrowings of $5.0 million. The note had an annual interest rate of 14% due monthly. The note was guaranteed by Petters Company, Inc. and Thomas J. Petters. There were no financial covenants provided for in the agreement. The September 30, 2005 balance of $5.0 million was retired with a portion of the proceeds from the private offerings.

Petters Group owns approximately 25% of the outstanding shares of WSS Media, Inc., located in Minneapolis, Minnesota. During the year ended December 31, 2005, we sold approximately $223,000 in product to WSS Media, Inc. At year end, the balance was unpaid. Mr. Romenesko is the chairman of the board of WSS Media, Inc. a privately held company providing goods to consumers as an at-home shopping network.

In mid-2005, Cape Coastal entered into an agreement with Calico Capital Group, LLC to serve as its financial advisor in connection with the merger and the private offerings. Thomas J. Petters owns 10% of the outstanding membership interests in Calico. As consideration for its services, we paid Calico a $550,000 fee on the Closing Date. In addition, on February 3, 2006, in connection with the second private offering, we issued Calico 600,667 shares of our common stock, valued at $4.50 per share, with an aggregate value of approximately $2.7 million. Pursuant to a letter agreement, Calico subsequently transferred a total of 50,000 of its shares to two stockholders of the former Cape Coastal Trading Corporation.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees paid to BDO Seidman, LLP, our current independent public accountants, for services in the fiscal years ended December 31, 2005 and December 31, 2004. In determining the independence of BDO Seidman, LLP, the board of directors considered whether the provision of non-audit services is compatible with maintaining BDO Seidman, LLP’s independence.

	2004 BDO Seidman, LLP	2005 BDO Seidman, LLP
Audit Fees	$117,000	$117,000
Audit-Related Fees	—	211,000
Tax Fees	—	—
All Other Fees	—	—
Total	$117,000	$328,000

Index to Consolidated Financial Statements

Below is a description of the nature of services comprising the fees disclosed for each category above.

Audit Fees.    The total audit fees and reimbursement of expenses paid to BDO Seidman, LLP were $117,000 for the audit of fiscal year 2004, the reviews of the quarterly financial statements and the preparation of consents. The total audit fees and reimbursement of expenses paid to BDO Seidman, LLP were $117,000 for the audit of fiscal year 2005, the reviews of the quarterly financial statements, assistance with registration statement filings and the preparation of consents.

Audit-Related Fees.    The total audit-related fees, including reimbursement of expenses, paid to BDO Seidman, LLP in fiscal 2004 were $0. In 2005, we paid $211,000 in fees to BDO Seidman, LLP in connection with the private offering, the merger with Cape Coastal Trading Corporation and related registration statement filings, audits and preparation of consents.

Tax Fees.    There were no tax fees paid to BDO Seidman, LLP in 2004 or 2005.

All Other Fees.    There were no other fees paid to BDO Seidman, LLP in 2004 or 2005.

Before an independent public accountant is engaged by uBid to render audit or non-audit services, the engagement is approved by the board of directors. All non-audit services, regardless of amount, are a pre-approved by the board of directors. Once an audit committee is established, the engagement of an independent public accountants to render an audit and all non-audit services to be provided by that independent public account will be approved and/or pre-approved by the audit committee. All of the fees and services described above under “audit fees,” “audit-related fees,” “tax fees” and “all other fees” were pre-approved by the board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial statements commence on page 50:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2004 and 2005

Consolidated Statements of Operations for the eight month period ended March 31, 2003 (the Predecessor period), the period from March 7, 2003 (inception of uBid, Inc.) to December 31, 2003 and the years ended December 31, 2004 and 2005.

Consolidated Statements of Shareholders’ (Deficit) Equity for the eight month period ended March 31, 2003 (the Predecessor period), for the period from March 7, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005.

Consolidated Statements of Cash Flows for the eight month period ended March 31, 2003 (the Predecessor period), the period from March 7, 2003 (inception of uBid, Inc.) to Decemeber 31, 2003 and the years ended December 31, 2004 and 2005.

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules.

Index to Consolidated Financial Statements

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits required by Item 601 of Regulation S-K. (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.+	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.+	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.+	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.+	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.8	Form of Non-Qualified Stock Option Agreement.+	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.*
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.*
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Robert H. Tomlinson, Jr.

Name: Robert H. Tomlinson, Jr. Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Robert H. Tomlinson, Jr.	President and Chief Executive Officer and Director
Robert H. Tomlinson, Jr.	(Principal Executive Officer)	March 28, 2006

/s/ Miguel A. Martinez, Jr.	Vice President, Finance
Miguel A. Martinez, Jr.	(Principal Financial Officer and Principal Accounting Officer)	March 28, 2006

/s/ Stuart R. Romenesko
Stuart R. Romenesko	Director	March 28, 2006

Index to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.*
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.*
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.