Form 10-K/A
period 2005-12-31
uBid.com Holdings, Inc.
filed 2006-04-24
CIK 1219097

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A
 (Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

Index to Consolidated Financial Statements

EXPLANATORY NOTE

uBid.com Holdings, Inc. ("uBid" or the "Company") filed its Annual Report on Form 10-K for fiscal year 2005 (the "Annual Report") with the Securities and Exchange Commission (the "Commission") on March 28, 2006. On the same date, uBid filed its First Amendment to its Registration Statement on Form S-1 (the “Amended Registration Statement”). On April 11, 2006, the Commission issued comments to the Amended Registration Statement. On April 20, 2006, uBid filed its Second Amendment to its Registration Statement on Form S-1. This Amendment No. 1 to Annual Report on Form 10-K ("Amendment No. 1") amends the Annual Report to incorporate certain changes that have been made to the presentation of uBid’s financial statements and the notes thereto, in response to the Commission’s comments issued April 11, 2006.

Accordingly, changes have been made to the following sections of the Annual Report:

•	Item 1. Business.
•	Item 6. Selected Financial Data.
•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Item 8. Financial Statements and Supplementary Data.

Although this Form 10-K/A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2., 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Index to Consolidated Financial Statements

On December 29, 2005 (the “Closing Date”), uBid entered into a Merger Agreement and Plan of Reorganization with Cape Coastal Trading Corporation (the previous public reporting entity), and uBid Acquisition Co., Inc., a wholly-owned subsidiary of Cape Coastal. Under the Merger Agreement, uBid Acquisition Co. merged with and into uBid, with uBid remaining as the surviving corporation and our wholly-owned subsidiary. On the Closing Date, the holders of uBid’s issued and outstanding capital stock before the merger surrendered their shares of uBid’s capital stock and received 8,800,000 shares of our common stock, with up to 444,444 of such shares of common stock subject to redemption at a  redemption price of $4.50. The holders of Cape Coastal’s issued and outstanding common stock before the merger retained 599,331 shares of common stock. Before the merger, Cape Coastal Trading Corporation was a shell company. Our business operations following the merger are those of our wholly-owned subsidiary, uBid.

Also on December 29, 2005, we completed the first part of a private offering to accredited investors. We sold 10,000,003 shares of our common stock and warrants to purchase 2,500,003 shares of our common stock, for aggregate consideration of $45 million. The warrants issued to the investors are exercisable for five years at an exercise price of $5.85. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10.5 million of debt held by the Petters Group and $5.0 million of debt held by the bridge loan holders. Rather than accepting cash consideration for the Units acquired by these investors, we agreed to issue Units at a rate of one Unit for each $4.50 of debt for consideration of the note holders’ cancellation of the existing notes. Of the 3,444,444 Units issued in exchange for debt, 2,222,224 Units were issued to Petters Group with common shares that were subject to redemption at a redemption price of $4.50. For debt exchanged with Units that did not have redeemable common shares, the value of the securities issued in exchange for the debt equaled the face value of the debt exchanged, and accordingly, we did not recognize or record a gain or loss. Due to the higher value of the redeemable common shares issued to Petters Group, we realized a loss of approximately $1.2 million upon the exchange of debt for Units with those redeemable common shares. However, as the Petters Group is considered a significant related party to us, the exchange was treated for accounting purposes as a capital transaction and the resulting loss was reflected as a dividend to shareholders rather than as a direct reduction of net earnings. Therefore, the consideration we received on the Closing Date consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. In addition, on the Closing Date, we issued warrants to purchase 333,333 shares of our common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $600,000, was recorded as interest expense. We also issued warrants to purchase 230,000 shares of our common stock to our placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $522,000, was recorded as a cost of the equity issuance.

On February 3, 2006, we completed the second part of a private offering to accredited investors. In this offering, we sold 3,000,000 shares of our common stock and warrants to purchase 750,002 shares of our common stock. On February 6, 2006, we redeemed a total of 2,666,668 shares of common stock issued subject to redemption to former uBid stockholders and certain participants in the first part of the offering, at a redemption price of $4.50 per share.  We also issued 600,667 shares of common stock to our financial advisor, Calico Capital Group.  Finally, we issued additional warrants to purchase 90,000 shares of our common stock to our placement agents, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $162,000, was recorded as additional costs of the equity issuance.

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

On February 10, 2006, we amended our certificate of incorporation to change our name from Cape Coastal Trading Corporation to "uBid.com Holdings, Inc." to reflect that since the merger with uBid, Inc. our business operations are those of uBid.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. uBid incurred a net loss of approximately $9.0 million for the year ended December 31, 2005. As of December 31, 2005, our retained deficit was $17.7 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

Index to Consolidated Financial Statements

Item 6. Selected Financial Data

Selected Financial Data (in thousands, except share and per share data)
	Predecessor Company (1)			uBid (2)
	Year ended	Year ended	8 Months Ended	9 Months Ended	Year ended	Restated Year ended
	July 31,	July 31,	March 31,	December 31,	December 31,	December 31,
	2001 (unaudited)	2002 (audited)	2003 (audited)	2003 (audited)	2004 (audited)	2005 (audited)

Net Revenues	$436,184	$385,995	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	405,832	368,405	100,252	54,491	75,837	73,062

Gross Profit	30,352	17,590	3,232	11,165	11,165	11,530

Operating Expenses
General and Administrative (3) (4)	152,130	181,710	126,527	9,021	12,112	13,045
Sales and Marketing	22,155	20,012	5,743	2,484	4,260	4,996
Total operating expenses	174,285	201,722	132,270	11,505	16,372	18,041

Loss From Operations	(143,933)	(184,132)	(129,038)	(340)	(5,207)	(6,511)

Other Expense
Interest Expense	(1,314)	(8,977)	(6,253)	(729)	(1,188)	(2,925)
Interest Income	572	698	247	78	86	124
Miscellaneous Income	—	—	—	21	—	263
Total Other Expense	(742)	(8,279)	(6,006)	(630)	(1,102)	(2,538)

Loss Before Income Taxes	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Income Tax Expense	—	—	—	—	—	—
Net Loss	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock and Other Deemed Dividends	—	—	—	(60)	(60)	(1,216)

Net Loss Available to Common Shareholders	$(144,675)	$(192,411)	$(135,044)	$(1,030)	$(6,369)	$(10,265)

Net Income (Loss) per share: (5) (6)
Basic and Diluted EPS	N/M	N/M	N/M	$(0.41)	$(2.56)	$(3.88)
Weighted average shares - Basic and Diluted	N/M	N/M	N/M	2,487,107	2,487,107	2,643,936

Balance Sheet Data (as of period end):
Total current assets	$63,806	$34,759	$17,349	$11,257	$11,817	$36,120
Total assets	280,408	134,318	22,407	11,653	12,146	36,644
Total current liabilities, excluding debt	101,194	145,707	168,882	7,562	7,030	9,652
Long-term debt, including current maturities	—	1,807	1,405	3,986	11,320	410
Redeemable Common Stock (7)	—	—	—	—	—	12,000
Total shareholders' equity (deficit)	179,214	(13,196)	(148,240)	105	(6,204)	14,582

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

Results of Operations

The following table sets forth our results of operations for the periods indicated.

Index to Consolidated Financial Statements

(in thousands, except share and per share data)	Predecessor Company (1)	uBid (2)
				Restated
	8 Months Ended	9 Months Ended	Year ended	Year ended
	March 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005
	(audited)	(audited)	(audited)	(audited)

Net Revenues	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	100,252	54,491	75,837	73,062

Gross Profit	3,232	11,165	11,165	11,530

Operating Expenses
General & Administrative (3) (4)	126,527	9,021	12,112	13,045
Sales and Marketing	5,743	2,484	4,260	4,996
Total operating expenses	132,270	11,505	16,372	18,041

Loss From Operations	(129,038)	(340)	(5,207)	(6,511)

Other Expense
Interest Expense	(6,253)	(729)	(1,188)	(2,925)
Interest Income	247	78	86	124
Miscellaneous Income	—	21	—	263
Total Other Expense	(6,006)	(630)	(1,102)	(2,538)

Loss Before Income Taxes	(135,044)	(970)	(6,309)	(9,049)

Income Tax Expense	—	—	—	—
Net Loss	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock and Other Deemed Dividends	—	(60)	(60)	(1,216)

Net Loss Available to Common Shareholders	$(135,044)	$(1,030)	$(6,369)	$(10,265)

Net Loss per share: (5) (6)

Basic and Diluted EPS	N/M	$(0.41)	$(2.56)	$(3.88)
Weighted average shares - Basic and Diluted	N/M	2,487,107	2,487,107	2,643,936

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

Net Losses: We experienced a net loss of $9.0 million or $3.88 per share for the year ended December 31, 2005 compared to a net loss of $6.3 million or $2.56 per share for the year ended December 31, 2004. Our 2005 net loss per share reflects a deemed dividend of $1.2 million related to a loss we experienced upon extinguishment of debt held by a significant shareholder on December 29, 2005.

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

In fiscal years 2004 and 2005, we borrowed a total of $10.5 million from Petters Group. The borrowings were secured by a subordinated security interest in all of our assets, were due March 31, 2006 and had an annual interest rate of 14% payable monthly. There are no financial covenants provided for in the notes or security agreement. These notes were cancelled by the note holders and the cancellation was used as consideration in exchange for the issuance to Petters Company, Inc. of 1,222,223 shares of common stock (all of which are subject to redemption and were redeemed subsequent to year end) and warrants to purchase 305,556 shares of common stock, and the issuance to Petters Group of 1,111,111 shares of common stock (1,000,001 of which are subject to redemption and were redeemed subsequent to year end) and warrants to purchase 277,778 shares of common stock. We recorded a loss of $1.2 million on the extinguishment of debt to Petters Group, which represented the difference between the carrying value of the debt and the fair value of the units exchanged which included redeemable shares. The loss was recorded as a deemed dividend.

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

In December 2004, the FASB issues SFAS No. 123R, “Share Based Payment (Revised 2004)” (“SFAS 123R”).   This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or that may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement for public entities are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Effective January 1, 2006 we adopted the fair value recognition provision of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended March 31, 2006 is approximately $230,000.

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

/s/ BDO Seidman, LLP

Chicago, Illinois

February 20, 2006, except for Note 20 which is as of April 18, 2006

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

 Consolidated Balance Sheets
(Dollars in Thousands)

December 31,	2004	Restated 2005

Assets

Current Assets
Cash and cash equivalents	$1,734	$21,176
Restricted investments	1,659	7,003
Accounts receivable, less allowance for doubtful accounts of $8 and $60, respectively	646	1,306
Merchandise inventories	7,206	5,989
Prepaid expenses and other current assets	572	646

Total Current Assets	11,817	36,120

Property and Equipment, net	329	524

Total Assets	$12,146	$36,644

Liabilities and Shareholders’ (Deficit) Equity

Current Liabilities
Flooring facility	$89	$1,612
Accounts payable	4,469	4,456
Accrued expenses
Advertising	1,006	397
Merger and offering costs	–	2,000
Other	1,466	1,187
Current maturities of long-term debt	1,910	410

Total Current Liabilities	8,940	10,062

Long-Term Debt, less current maturities	9,410	—

Total Liabilities	18,350	10,062

Redeemable Common Stock	–	12,000

Shareholders’ (Deficit) Equity
Preferred Stock	1,120	—
Common stock	—	17
Stock warrant	75	6,322
Additional paid-in-capital	—	25,907
Retained deficit	(7,399)	(17,664)

Total Shareholders’ (Deficit) Equity	(6,204)	14,582

Total Liabilities and Shareholders’ (Deficit) Equity	$12,146	$36,644

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Consolidated Statements of Operations
(Dollars in Thousands, except loss per share data)

	Predecessor
	Eight Months Ended March 31, 2003	Period from March 7, 2003 (inception) to December 31, 2003	Year Ended December 31, 2004	Restated Year Ended December 31, 2005

Net Revenues	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	100,252	54,491	75,837	73,062

Gross profit	3,232	11,165	11,165	11,530

Operating Expenses
General and administrative	126,527	9,021	12,112	13,045
Sales and marketing	5,743	2,484	4,260	4,996

Total operating expenses	132,270	11,505	16,372	18,041

Loss From Operations	(129,038)	(340)	(5,207)	(6,511)

Other Income (Expense)
Interest expense	(6,253)	(729)	(1,188)	(2,925)
Interest income	247	78	86	124
Miscellaneous income	–	21	–	263

Total other expense, net	(6,006)	(630)	(1,102)	(2,538)

Net Loss	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock and Other Deemed Dividends	—	(60)	(60)	(1,216)

Net Loss Available to Common Shareholders	$(135,044)	$(1,030)	$(6,369)	$(10,265)

Net Loss Per Share
Basic and Diluted	$ N/M	$(0.41)	$(2.56)	$(3.88)

Weighted Average Shares - Basic and Diluted	N/M	2,487,107	2,487,107	2,643,936
N/M computation for period ended March 31, 2003 is not meaningful (N/M) because there was no common stock outstanding.

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements
uBid.com Holdings, Inc.

Consolidated Statements of Shareholders' (Deficit) Equity
(Dollars in Thousands, except par values)

	Preferred Stock		Common Stock		Stock	Restated Paid-in	Restated Retained
	Shares	Dollars	Shares	Dollars	Warrants	Capital	Deficit	Total

Balance, March 7, 2003 (inception) (1)	—	$—	—	$—	$—	$—	$—	$—
Stock issuance (2)	2,500	1,000	2,487,107	—	—	—	—	1,000
Warrants issuance (3)	—	—	—	—	75	—	—	75
Preferred stock dividends	—	60	—	—	—	—	(60)	—
Net loss	—	—	—	—	—	—	(970)	(970)
Balance, December 31, 2003	2,500	1,060	2,487,107	—	75	—	(1,030)	105

Preferred stock dividends	—	60	—	—	—	—	(60)	—
Net loss	—	—	—	—	—	—	(6,309)	(6,309)
Balance, December 31, 2004	2,500	1,120	2,487,107	—	75	—	(7,399)	(6,204)

Preferred stock dividends	—	60	—	—	—	—	(60)	—
Conversion of preferred stock (4)	(2,500)	(1,180)	5,800,159	8	—	1,172	—	—
Exercise of warrants (5)	—	—	436,172	1	(75)	74	—	—
Issuance of common stock (6)	—	—	76,562	—	—	444	—	444
Merger with Cape Coastal (7)	—	—	154,887	—	—	(2,061)	—	(2,061)
Private offering (8)	—	—	7,777,779	8	5,200	29,792	—	35,000
Deemed dividend (9)	—	—	—	—	—	1,156	(1,156)	—
Private offering costs (10)	—	—	—	—	522	(4,670)	—	(4,148)
Warrants issuance (11)	—	—	—	—	600	—	—	600
Net loss	—	—	—	—	—	—	(9,049)	(9,049)
Balance, December 31, 2005 Restated	—	$—	16,732,666	$17	$6,322	$25,907	$(17,664)	$14,582

(1)	Prior to the current Company's inception, the predecessor company had a retained deficit of $404,028 on August 1, 2002 and, with the additional losses of $135,044 for the eight month period ending March 31, 2003, had a retained deficit of $539,072 at that date.
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

(9)	Represents loss on extinguishment of shareholder debt. See Notes 8 and 20.
(10)	Private offering costs included warrants issued to transaction advisors valued at $522 and cash expenses of $4,148. See Note 4.
(11)	Concurrent with the private offering, the Company issued warrants to certain lenders valued at $600 as provided in the credit agreement governing such debt. See Note 4.

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

Effective January 1, 2006 the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended March 31, 2006 is approximately $230,000.

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

In December 2004, the FASB issues SFAS No. 123R, “Share Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or that may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement for public entities are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Effective January 1, 2006 the Company adopted the fair value recognition provision of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended March 31, 2006 is approximately $230,000.

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
On December 29, 2005, Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. (“Acquisition Sub”) and uBid, Inc. entered into a Merger Agreement and Plan of Reorganization. Under the Merger Agreement, Acquisition Sub merged with and into uBid, Inc., with uBid, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of Cape Coastal Trading Corporation (or “Cape Coastal”). Just prior to the closing date, all outstanding convertible preferred shares and warrants to acquire common shares of uBid were converted and exercised such that, just prior to the merger 3,793 common shares were outstanding which were exchanged on a 2,320 to 1 basis on the closing date into 8,800,000 shares of common stock with up to 444,444 shares of common stock subject to redemption at a redemption price of $4.50 (the Financial Statements reflect the impact of the merger and the resulting exchange of the Company's common stock outstanding before the conversion and exercise of the convertible preferred stock and warrants). The stockholders of Cape Coastal before the merger retained 599,331 shares of common stock. Before the merger, Cape Coastal was a public shell company. Concurrent with the merger, the Company amended its Certificate of Incorporation to change its name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.”

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

Concurrent with the merger, the Company completed the first part of a private offering to accredited investors. The Company sold 10,000,003 shares of its common stock of which 2,222,224 shares were subject to redemption  and warrants to purchase 2,500,003 shares of its common stock at $5.85 for a period of 5 years, for aggregate consideration of approximately $45 million. These warrants were valued at $2.08 per warrant for an aggregate of $5.2 million using a Black-Scholes model (see Note 16 for pricing assumptions). Also on December 29, 2005, we completed the first part of a private offering to accredited investors. The Company sold 10,000,003 shares of our common stock and warrants to purchase 2,500,003 shares of our common stock, for aggregate consideration of $45 million. The warrants issued to the investors are exercisable for five years at an exercise price of $5.85. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10.5 million of debt held by the Petters Group and $5.0 million of debt held by the bridge loan holders. Rather than accepting cash consideration for the Units acquired by these investors, the Company agreed to issue Units at a rate of one Unit for each $4.50 of debt for consideration of the note holders’ cancellation of the existing notes. Of the 3,444,444 Units issued in exchange for debt, 2,222,224 Units were issued to Petters Group with common shares that were subject to redemption at a redemption price of $4.50. For debt exchanged with Units that did not have redeemable common shares, the value of the securities issued in exchange for the debt equaled the face value of the debt exchanged, and accordingly, no gain or loss was recognized or recorded by the Company. Due to the higher value of the redeemable common shares issued to Petters Group, the Company realized a loss of approximately $1.2 million upon the exchange of debt for Units with those redeemable common shares. However, as the Petters Group is considered a significant related party to the Company, the exchange was treated for accounting purposes as a capital transaction and the resulting loss was reflected as a dividend to shareholders rather than as a direct reduction of net earnings. Therefore, the consideration the Company received on the Closing Date consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. In addition, on the Closing Date, we issued warrants to purchase 333,333 shares of its common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $600,000, was recorded as interest expense. The Company also issued warrants to purchase 230,000 shares of its common stock to its placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $522,000, was recorded as cost of the equity issuance. These warrants were valued at $1.80 and $2.27, respectively, per warrant for an aggregate of $1.1 million using a Black-Scholes model (see Note 16 for pricing assumptions). Issuance costs, including the value of the warrants, were $4.7 million.

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

On December 29, 2005, Petters Group debt consisting of $10,500 under the secured credit agreements was cancelled and exchanged for 2,333,334 shares of common stock and 583,333 warrants with a five year life and an exercise price of $5.85. Of the shares of common stock issued, 2,222,224 shares were redeemable at $4.50 per share if the minimum 10,000,000 units were sold in the first private offering and the second private offering occurred within 40 days of the first private offering. All accrued interest was paid on December 29, 2005. A loss of $1,156 on the extinguishment of debt was incurred and was recorded as a deemed dividend.

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
During 2004 and 2005, the Company maintained a short-term $1,500 and $4,000 secured flooring facility with IBM (the “Flooring Facility”), respectively, whereby IBM made payments on behalf of the Company to its vendors. Under the terms of the agreement, the Flooring Facility does not bear interest if outstanding balances are paid within the terms specific to each vendor; otherwise, interest is accrued on outstanding balances at the prime rate plus 6.5% (effectively 13.75% at December 31, 2005). The Company accounts for all Flooring Facility purchases as a financing cash inflow, with a corresponding cash outflow for the increase in its inventory. Upon repayment, the cash outflow is reported as a financing activity. The net effect on operating cash flow is the amount of gross profit generated. Interest expense for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005 relating to the Flooring Facility was $404, $371, $432 and $140, respectively.

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
On October 3, 2005, the Company  issued unsecured promissory notes in the aggregate amount of $5.0 million (the “Bridge Notes”) to two institutional investors (collectively, the “Note Holders”). In connection with the issuance of the Bridge Notes, the Company, upon the first private offering, issued the Note Holders warrants to purchase 333,333 shares of common stock for a period of three years at a purchase price of $4.50. These warrants were recorded at fair value as interest expense. In conjunction with the first private offering, the Bridge Notes were exchanged for 1,111,111 Units consisting of 1,111,111 shares of common stock and 277,778 warrants with a five year life with an exercise price of $5.85. These shares of common stock did not have a redeemable feature and no gain or loss was recorded in the exchange.

20.	Restatement
On April 18, 2006, the Company determined that certain adjustments to its financial statements were required. The change and adjustments relate to our accounting for the extinguishment of certain debt instruments to a related party resulting in an additional loss accounted for as a deemed dividend as described in Notes 4 and 8. As such, the Company restated its financial statements for the year ended December 31, 2005 to reflect this dividend, including its impact on loss per share, and to more fully disclose the accounting impacts of the Unit for debt exchange of December 29, 2005. Neither net loss, total assets, total liabilities nor total shareholders' equity was impacted by the restatement. Loss per share changed from a previously reported $3.45 to a currently reported $3.88.

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

(in millions) (unaudited)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Restated Q4
	2004	2004	2004	2004	2005	2005	2005	2005
Net Revenues	$26,632	$20,254	$20,078	$20,038	$26,818	$19,885	$18,594	$19,295
Cost of Revenues	23,149	17,563	17,013	18,112	24,164	17,095	15,497	16,306
Gross Profit	3,483	2,691	3,065	1,926	2,654	2,790	3,097	2,989
Operating Expenses
General and Administrative	2,880	2,768	2,811	3,652	3,147	3,602	3,111	3,186
Sales and Marketing	720	981	1,033	1,526	1,283	1,127	1,247	1,339
Total operating expenses	3,600	3,749	3,844	5,178	4,430	4,729	4,358	4,525
Loss From operations	(117)	(1,058)	(779)	(3,252)	(1,776)	(1,939)	(1,261)	(1,536)
Other Expense, Net	304	274	316	209	417	507	572	1,041
Net Loss	(421)	(1,332)	(1,095)	(3,461)	(2,193)	(2,446)	(1,833)	(2,577)
Preferred Stock and Other Deemed Dividends	(15)	(15)	(15)	(15)	(15)	(15)	(15)	(1,171)
Net Loss Available to Common Shareholders	$(436)	$(1,347)	$(1,110)	$(3,476)	$(2,208)	$(2,461)	$(1,848)	$(3,748)

Net Income (Loss) per share Basic and Diluted earnings per share	$(0.17)	$(0.54)	$(0.45)	$(1.40)	$(0.89)	$(0.99)	$(0.74)	$(1.26)
Weighted Shares - Basic and Diluted	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,974,603

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

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.+	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.+	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.+	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.+	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.8	Form of Non-Qualified Stock Option Agreement.+	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.†
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.†
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Filed previously with the Annual Report on Form 10-K filed on March 28, 2006 (File No. 000-50995) and incorporated by reference herein.

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 20, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Robert H. Tomlinson, Jr.

Name: Robert H. Tomlinson, Jr. Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Robert H. Tomlinson, Jr.	President and Chief Executive Officer and Director
Robert H. Tomlinson, Jr.	(Principal Executive Officer)	April 21, 2006

/s/ Miguel A. Martinez, Jr.	Vice President, Finance
Miguel A. Martinez, Jr.	(Principal Financial Officer and Principal Accounting Officer)	April 21, 2006

/s/ Stuart R. Romenesko
Stuart R. Romenesko	Director	April 21, 2006

Index to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.†
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.†
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Filed previously with the Annual Report on Form 10-K filed on March 28, 2006 (File No. 000-50995) and incorporated by reference herein.