Form 10-Q
period 2006-03-31
uBid.com Holdings, Inc.
filed 2006-05-15
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of May 12, 2006 was 20,333,333.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

uBid.com Holdings, Inc
Consolidated Balance Sheets
(Dollars in Thousands. except par value data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,008	$21,176
Restricted investments	6,659	7,003
Accounts receivable, net	2,177	1,306
Merchandise inventories	16,323	5,989
Prepaid expenses and other current assets	592	646

Total Current Assets	32,759	36,120

Property and Equipment, net	500	524

Total Assets	$33,259	$36,644
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$892	$1,612
Accounts payable	5,043	4,456
Accrued expenses
Advertising	693	397
Merger and offering costs	399	2,000
Other	1,115	1,187
Current maturities of long-term debt	307	410

Total Current Liabilities	8,449	10,062

Redeemable Common Stock, $.001 par value (2,666,668 shares issued and outstanding)	-	12,000
Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized;
20,333,333 and 16,732,666 issued and outstanding, respectively)	20	17
Stock warrants	8,086	6,322
Additional paid-in-capital	48,371	25,907
Treasury stock, at cost (2,666,668 shares)	(12,000)	-
Retained deficit	(19,667)	(17,664)

Total Shareholders' Equity	24,810	14,582

Total Liabilities and Shareholders' Equity	$33,259	$36,644

 The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc
Condensed Consolidated Statements of Operations
(Dollars in Thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net Revenues	$20,088	$26,818

Cost of Revenues	17,178	24,164

Gross Profit	2,910	2,654

Operating Expenses
General and administrative	3,534	3,147
Sales and marketing	1,525	1,283

Total operating expenses	5,059	4,430

Loss From Operations	(2,149)	(1,776)

Interest Income (Expense), net	146	(417)

Net Loss	(2,003)	(2,193)

Preferred Stock Dividends	-	(15)

Net Loss Available to Common Shareholders	$(2,003)	$(2,208)

Net Loss per share - Basic and
Diluted	$(0.10)	$(0.89)

Weighted Average Shares - Basic and Diluted	19,955,536	2,487,107

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 uBid.com Holdings, Inc
Consolidated Statement of Shareholders' Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Dollars	Stock Warrants	Paid-in Capital	Shares	Dollars	Retained Deficit	Total
Balance, December 31, 2005	16,732,666	$17	$6,322	$25,907	—	$—	$(17,664)	$14,582

Second private offering	3,000,000	3	1,560	11,937	—	—	—	13,500
Redemption of common stock	—	—	—	12,000	2,666,668	(12,000)	—	—
Stock compensation expense	—	—	—	231	—	—		231
Second private offering costs	600,667	—	204	(1,704)	—	—	—	(1,500)
Net loss	—	—	—	—	—	—	(2,003)	(2,003)

Balance, March 31, 2006	20,333,333	$20	$8,086	$48,371	2,666,668	$(12,000)	$(19,667)	$24,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31 2006	Three Months Ended March 31 2005
Cash Flows From Operating Activities
Net loss	$(2,003)	$(2,193)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation	69	51
Non-cash compensation expense	231	-
Changes in assets and liabilities
Accounts receivable	(871)	(927)
Merchandise inventories	(10,334)	(765)
Prepaid expenses and other current assets	54	(201)
Accounts payables	587	1,183
Accrued expenses	(1,377)	(425)

Net cash used in operating activities	(13,644)	(3,277)

Cash Flows From Investing Activities
Capital expenditures	(45)	(20)
Change in restricted investments	344	-

Net cash provided (used in) by investing activities	299	(20)

Cash Flows From financing Activities
Change in flooring facility	(720)	1,256
Proceeds from issuance of related-party debt	-	2,600
Proceeds from second private placement, net of cash expenses	12,000	-
Redemption of common stock	(12,000)	-
Payments on long-term debt	(103)	(103)

Net cash (used in) provided by financing activities	(823)	3,753

Net (Decrease) Increase in Cash and Cash Equivalents	(14,168)	456

Cash and Cash Equivalents, beginning of period	21,176	1,734

Cash and Cash Equivalents, end of period	$7,008	$2,190

Supplemented Cash Flow Disclosure
Cash paid for interest	$46	$305

Warrants issued in second offering	$1,560	$-

Shares and warrants issued as stock issuance costs	$204	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBID.COM HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1. Basis of Presentation

uBid.com Holdings, Inc. (the “Company”) operates a leading on-line Business to Consumer and Business to Business marketplace that enables itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers primarily located in the United States. Through the Company’s website, located at www.ubid.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

The Company’s unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10- Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2005.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies

Since December 31, 2005, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2005 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three months ended March 31, 2006.

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

For sales of merchandise under revenue-sharing agreements, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. The Company bears no physical inventory loss or return risk related to these sales. The Company records commission revenue at the time of shipment.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123( R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted.

3.  Net Loss Per Share (“EPS”)

The Company computes loss per share under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” The statement requires presentation of two amounts: basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive.

Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive. Considering the retroactive reflection of the share exchange, no common stock equivalents were outstanding until December 29, 2005.

March 31, 2006
Shares subject to stock warrants	3,063,336
Shares subject to stock options	1,763,400
4,826,736

4.   Merger and Private Offerings

On December 29, 2005 (the “Closing Date”), Cape Coastal Trading Corporation (or “Cape Coastal”), uBid Acquisition Co., Inc. (“Acquisition Sub”) and uBid, Inc. entered into a Merger Agreement and Plan of Reorganization. Under the Merger Agreement, Acquisition Sub merged with and into uBid, Inc., with uBid, Inc. remaining as the surviving corporation and a 100% owned subsidiary of Cape Coastal Trading Corporation. Just prior to the Closing Date, all outstanding convertible preferred shares and warrants to acquire shares of uBid, Inc. before the merger were converted and exercised such that, just prior to the merger, 3,793 shares of common stock were outstanding which were exchanged on a 2,320 to 1 basis on the closing date into 8,800,000 shares of common stock of Cape Coastal, with up to 444,444 shares of such common stock subject to redemption at a redemption price of $4.50 (the Financial Statements reflect the impact of the merger and the resulting exchange of the Company’s common stock outstanding before the conversion and exercise of the convertible preferred stock and warrants). The stockholders of Cape Coastal before the merger retained 599,331 shares of common stock of Cape Coastal after the merger. Before the merger, Cape Coastal was a public shell company.  Concurrent with the merger, the Company amended its Certificate of Incorporation to change its name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.”

The merger was treated as a recapitalization of uBid, Inc for financial accounting purposes. Accordingly, the historical financial statements of Cape Coastal before the merger were replaced with the historical financial statements of uBid, Inc. before the merger. All share and per share data has been retroactively restated to reflect the implicit conversion ratio related to the exchange of shares in the merger.

Concurrent with the merger, the Company completed the first part of a private offering to accredited investors. The Company sold 10,000,003 shares of  its common stock (of which 2,222,224 shares were subject to redemption) and warrants to purchase 2,500,003 shares of its common stock at $5.85 for a period of 5 years (the shares and warrants are collectively referred to as “Units”), for aggregate consideration of approximately $45.0 million. These warrants were valued at $2.08 per warrant for an aggregate of $5.2 million using a Black-Scholes option-pricing model using a 5 year respective life, a risk free interest rate of 5.0%, no expected dividends and a 68.0% volatility. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10.5 million of debt held by the Petters Group, a holder greater than 5% of our voting common stock, (“Petters Group”) and $5.0 million of debt held by the bridge loan holders. Rather than accepting cash consideration for the Units acquired by these investors, the Company agreed to issue Units at a rate of one Unit for each $4.50 of debt for consideration of the note holders’ cancellation of the existing notes. Therefore, the consideration the Company received on the Closing Date consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. In addition, on the Closing Date, the Company issued warrants to purchase 333,333 shares of our common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $0.6 million, was recorded as interest expense. The Company also issued warrants to purchase 230,000 shares of its common stock to its placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $0.5 million, was recorded as a cost of the equity issuance. These warrants were valued at $1.80 and $2.27 respectively per warrant for an aggregate of $1.1 million using a Black-Scholes option-pricing model using the warrants respective life, a risk free interest rate of 5.0%, no expected dividends and a 68.0% volatility. Issuance costs, including the value of the warrants, were $4.7 million.

On February 3, 2006, the Company completed the second part of the private offering of Units to accredited investors. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described above for an aggregate of $13.5 million. The Company also redeemed the 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to the merger and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described above. The second part of the private offering resulted in no net cash proceeds being retained by the Company. Issuance costs, including the value of the warrants and the shares issued to Calico Capital Group, were $3.2 million.

5.  Stock-Based Compensation

Effective January 1, 2006, uBid adopted the fair value recognition provision of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation” (SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended March 31, 2006 is approximately $0.2 million.

6. 2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “Plan”) is an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock awards (collectively, "Incentive Awards") to present and future employees, consultants, directors, and other third party service providers.

A total of 2,500,000 shares of common stock have been reserved for issuance under the Plan. If an incentive award granted pursuant to the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to uBid in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan. On December 29, 2005, uBid granted options under the Plan to purchase 1,721,700 shares of common stock to certain officers and other employees.

All of the options issued on December 29, 2005 under the Plan will expire on December 29, 2015 if not exercised prior to that date. None of the options granted under the Plan on December 29, 2005 were issued for cash consideration collected from the participants. The options were granted to participants on the basis of services to be provided to the Company by the participants. Prior to December 29, 2005, there were no outstanding stock options.

The fair value of the 72,000 options awarded during the quarter ended March 31, 2006 was estimated using the Black-Sholes option pricing model with the following assumptions:

Three Months Ended March 31, 2006
Significant assumptions (weighted average):
Risk -free rate	5%
Dividend yield	0.0%
Expected volatility	68.0%
Expected life (years)	4

The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its industry and competitors’ stock. The expected term of the options is based on what the Company believes will be representative of future behavior.

The following is a summary of all of the Company’s stock option activity and related information for the three months ended March 31, 2006:

	Shares under option	Weighted-average exercise price per share
December 31, 2005	1,721,700	$2.08
Granted	72,400	3.73
Exercised	-	-
Surrendered	(30,700)	2.08
March 31, 2006	1,763,400	$2.15

Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
$4.50	1,691,000	9.7	$2.08	-	$2.08
$7.10	1,600	9.8	$3.92	-	$3.92
$6.50	300	9.9	$3.59	-	$3.59
$6.75	70,500	10.0	$3.73	-	$3.73
	1,763,400	9.8	$2.15	-	$2.15

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2006 of $6.40 per share and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2006 was $3.2 million. This amount will change based on changes in the fair market value of the Company’s common stock.

As of March 31, 2006, $3.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.75 years.

7. Subsequent Events

Pursuant to registration rights related to many of the securities issued in the December 2005 and February 2006 transactions, the Company was required to register certain shares for resale within 120 days of the December 29, 2005 closing or incur liquidated damages, in cash, in the amount of 1.0% of the purchase price paid for such securities by the investors for each month until the registration statement is declared effective by the SEC. A registration statement on Form S-1 was filed within the required period, but was selected for review by the SEC, which has delayed the effectiveness of the registration statement. On April 28, 2006, the Company became obligated to pay $0.4 million for liquidated damages and will have to pay additional amounts for each month after April 28, 2006 that the registration statement is not declared effective.  The Company intends to request an amendment to the securities purchase agreement and waiver of the liquidated damages.   There is no assurance one will be granted.

On May 9, 2006, the Company and its 100%-owned subsidiary, uBid, Inc. entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to uBid, Inc. of up to a maximum of $25.0 million. The amount actually available to us will vary from time to time, depending on, among other factors, the amount of our eligible inventory and the amount of our eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of uBid, Inc.’s assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires us to pay a prepayment fee of $0.5 million if we terminate the Credit Agreement during its first year, $0.4 million if we terminate the Credit Agreement during its second year and $0.1 million if we terminate the Credit Agreement during the third year. The Credit Agreement also requires us to pay a variety of other fees and expenses, including minimum monthly interest of $.01 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. uBid.com Holdings, Inc. is a holding company for uBid, Inc., our operating business. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiary.

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

Visitors

A Visitor is a consumer who voluntarily clicks through to the website (uBid.com) using an online advertising stimulus. Visitors don’t include third party site pops, pop unders, or non converting impressions to the website. Examples of online marketing channels we advertise on are; affiliate banner networks, comparison shopping sites, paid and organic search engines, and email.

Approved UCM Vendors

Vendors that have gone through the approval process to sell merchandise through our website.

	Q2 2004	Q3 2004	Q4 2004	Q1 2005	Q2 2005	Q3 2005	Q4 2005	Q1 2006
Measure
Number of orders (in thousands)
Direct	39	33	41	46	39	36	43	36
uBid Certified Merchant	49	43	50	51	64	72	93	87
Total orders	88	76	91	97	103	108	136	123
Average Order Value
Direct	$531	$613	$511	$443	$493	$495	$398	$465
uBid Certified Merchant	$94	$101	$104	$119	$106	$112	$108	$107
Visitors (in thousands)	4,526	5,523	7,245	6,829	7,545	8,287	7,051	6,369
Approved UCM Vendors	55	53	70	169	202	401	628	949

Revenue Source:   We derive our revenue from sales of products to businesses, consumers, and direct sales to businesses. We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts our revenue drivers. Sales consist of orders placed through our uBid.com website and direct business to business sales. We further generate revenue from shipping fees we charge our customers. We record our revenue net of returns and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, and other special promotions.

Our revenue is dependent in part on sales of products provided by Sony Electronics, Inc (Sony). and Hewlett-Packard Company (HP). Sony related products represent 14.0% of sales for quarter ended March 31, 2006 compared to 36.8% for the quarter ended March 31, 2005. HP related products represented 9.2% of sales for the quarter ended March 31, 2006 compared to 14.5 % for the quarter ended March 31, 2005. No other supplier represented more than 5% of our net revenues for any period presented.

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

Expenses : Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. Interest expense charges are from our IBM flooring facility at a rate of 1% per month on the outstanding balances and related party interest on borrowings. Interest expense on advances from related parties is primarily based on an annual interest rate of 14%.

Results of Operations

The following table sets forth, for the periods presented, certain data from our statement of income as a percentage of net revenues. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	Three months ended March 31
	2006		2005
	(Dollars in thousands)
Net Revenues	$20,088	100.0%	$26,818	100.0%
Cost of Revenue	17,178	85.5%	24,164	90.1%
Gross margin	2,910	14.5%	2,654	9.9%
General and administrative	3,534	17.6%	3,147	11.7%
Sales and marketing	1,525	7.6%	1,283	4.8%
Total operating expenses	5,059	25.2%	4,430	16.5%
Loss from operations	(2,149)	(10.7)%	(1,776)	(6.6)%
Interest and other, net	146	0.7%	(417)	(1.6)%
Net Loss	(2,003)	(10.0)%	(2,193)	(8.2)%
Preferred Stock Dividend	—	—	(15)	—
Net Loss Available to Common Shareholders	$(2,003)	(10.0)%	$(2,208)	(8.2)%

Comparison of Three Months ended March 31, 2006 and Three Months ended March 31, 2005

Net Revenues: Net revenues for the quarter ended March 31, 2006 were $20.1 million, a decrease of $6.7 million, or 25.0%. Direct consumer revenues decreased $4.2 million or 20.0% while direct business revenues decreased $2.9 million or 52.3% and UCM revenues increased $0.4 million or 124% over the quarter ended March 31, 2005.

Direct revenues decreased primarily as a result of decreased volumes and average sales prices of desktop computers. Desktop computer sales decreased 69.1% over the same prior year period. The decrease in desktops was mitigated by growth in Home and Garden and Video merchant categories. The growth percentages were 793.5% and 211.0%, respectively. In addition, traffic to the website quarter over quarter was down 6.7%.

Total orders increased by 26,000 or 26.8% to 123,000 at March 31, 2006. Direct orders decreased by 10,000 or 21.7%. UCM orders increased by 36,000 or 70.6% from 51,000 to 87,000. The total number of approved UCM vendors to sell on the website grew from 169 in March 2005 to 949, or 461%, in March 2006.

We will continue to concentrate significant resources to drive UCM revenue growth by increasing the participation of merchants in our UCM program. We are increasing our inventory investment with the $25.4 million proceeds from the first private offering to reverse the decline in direct sales.

Gross Profit: Gross profit for quarter ended March 31, 2006 was $2.9 million, an increase of $0.3 million or 9.6% compared to the quarter ended March 31, 2005. The increase was primarily a result of the increased UCM net revenues and higher margins in the Direct Business channel. The Direct Business margin percentage increased from 3.5% in the quarter ended March 31, 2005 to 14.5% for the quarter ended March 31, 2006 due to the change in sales mix. Overall gross profit as a percentage of net revenues increased to 14.5% from 9.9% respectfully.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended March 31, 2006 were $5.1 million, an increase of $0.6 million or 14.2%, compared to quarter ended March 31, 2005. The increase in Advertising expenses of $0.2 million or 18.8% was primarily due to the increased online marketing rates for Business to Consumer traffic and increased spending on the Business to Business (UCM) vendor lead generation program. The cost per visitor for Business to Consumer channel increased 32.2% from ¢14.9 per visitor to ¢19.7. The Business to Business channel had a cost of acquisition of $144 per merchant from December 31, 2005. There were no marketing programs for Business to Business (UCM) in the prior year quarter. General & Administrative expenses increased by $0.4 million or 12.3% from the quarter ended March 31, 2005. Of the total increase, $0.2 million was due to an increase in legal, accounting, and D&O insurance expenses required for our various public filings. Salary and benefits increased $0.2 million from the same prior year period due to the hiring of two senior members of the management team and selected employee increases. This increase was offset by the decrease of $0.2 million in Telecommunications, Hardware and Storage fees. The decrease is related to the expiration of some equipment leases and other favorable pricing with storage fees. Warehouse expenses increase $0.1 million from the same prior year period due to the acquisition of additional warehouse space required for the business to business product and overall growth in inventory. The increase in 2006 was offset by the elimination of related party management fees of $0.1 million. In addition, $0.2 million was incurred related to stock based compensation expense.

SG&A Expenses:	Three Month Period Ended March 31, 2006	Three Month Period Ended March 31, 2005	Increase (Decrease)
	(Dollars in millions)

Stock-based Compensation	$0.2	$—	$0.2
Salary and Benefits	1.8	1.6	0.2
Warehouse Expense	0.3	0.2	0.1
Depreciation	0.1	0.1	—
Advertising Expense	1.3	1.1	0.2
Credit Card Fees	0.7	0.6	0.1
Telecommunications, Hardware and Storage	0.2	0.4	(0.2)
Legal, Audit, Insurance, and other Regulatory Fees	0.3	0.1	0.2
Facilities Expense	0.2	0.2	—
Related Party Management Fees	—	0.1	(0.1)
Other SG&A	—	0.1	(0.1)
	$5.1	$4.5	$0.6

Other Expense: Interest income was $0.1 million for the quarter ended March 31, 2006 versus interest expense of $0.4 million for the quarter ended March 31, 2005. We retired all of our debt after the capital raise on December 29, 2005, resulting in a reduction of interest expense and an increase in interest income in the first quarter of 2006.

Net Losses: We experienced a net loss of $2.0 million or $.10 per share for the quarter ended March 31, 2006 compared to a net loss of $2.2 million or $.89 per share for the quarter ended March 31, 2005.

Liquidity and Capital Resources

Historically, our primary sources of capital had been cash flow from operations and loans from affiliated parties. More recently, our primary source of cash flow has been from operations and the $29.5 million raised in the December 29, 2005 private offering.

Net cash used in operating activities for quarter ended March 31, 2006 was $13.6 million, compared to $3.3 million used in the quarter ended March 31, 2005. Inventory for the period ending March 31, 2006 increased $10.3 million or 172.5% from December 31, 2005. We are increasing our inventory investment with the proceeds received from the first private offering to increase product available for auction and reverse the decline in direct sales.

Net cash provided by investing activities was $0.3 million for quarter ended March 31, 2006 primarily from a decrease in restricted investments as a result of the expiration of letters of credit that were no longer required.

Net cash used in financing activities was $0.8 million for quarter ended March 31, 2006 compared to a cash inflow of $3.8 million for quarter ended March 31, 2005. The cash outflow for the three months ended March 31, 2006 was primarily for $1.5 million in payments made related to the merger and offering costs. In addition, $0.7 million in payments on the IBM flooring facility were made. For the quarter ended March 31, 2005, the Company had related party borrowings to fund the operating losses and working capital needs.

On February 6, 2006, we redeemed a total of 2,666,668 shares of common stock issued subject to redemption in the merger and first part of the offering, at a redemption price of $4.50 per share.  We also issued 600,667 shares of common stock to our financial advisor, Calico Capital Group.  Finally, we issued additional warrants to purchase 90,000 shares of our common stock to our placement agents, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $0.2 million, was recorded as additional costs of the equity issuance.

We currently estimate that we will incur material commitments for capital expenditures equal to $1.0 million for systems upgrades which shall be made in the third and fourth quarters of 2006.

We believe that current working capital, together with cash flows from operations and current cash will be adequate to support our current operating plans for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no exposure to risks of fluctuating interest rates or fluctuating currency exchange rates. It is our policy not to enter into derivative financial instruments. Accordingly, we do not believe that changes in interest or currency rates will have a material effect on our liquidity, financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. uBid maintains disclosure controls and procedures that have been designed to ensure that information related to uBid is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis. In connection with this review, we have established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to our Chief Executive Officer and Vice President, Finance to allow timely decisions regarding required disclosure. Our compliance committee is comprised of our senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of our senior management.

Our Chief Executive Officer and Vice President, Finance, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Vice President, Finance believe that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that are currently deemed to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, options to purchase an aggregate of 72,400 shares of our common stock were granted to employees. Options to purchase an aggregate of 1,600 shares at $7.10 per share were granted on January 15, 2006, options to purchase an aggregate of 300 shares at $6.50 per share were granted on February 14, 2006, and options to purchase an aggregate of 70,500 shares at $6.75 per share were granted on March 15, 2006. The options all have a term of ten years and vest in four annual increments beginning on the anniversary date of the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering. All other sales and issuances of unregistered securities in the quarter ended March 31, 2006 were previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed in Information Statements filed with the Securities and Exchange Commission on January 20, 2006 and January 30, 2006, respectively, pursuant to Section 14C.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index on page following signature pages.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 12, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.