Form 10-K/A
period 2005-12-31
uBid.com Holdings, Inc.
filed 2006-05-19
CIK 1219097

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A
 (Amendment No. 2)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

Index to Consolidated Financial Statements

EXPLANATORY NOTE

uBid.com Holdings, Inc. ("uBid" or the "Company") filed its Annual Report on Form 10-K for fiscal year 2005 (the "Annual Report") with the Securities and Exchange Commission (the "Commission") on March 28, 2006. On the same date, uBid filed its First Amendment to its Registration Statement on Form S-1 (the “Amended Registration Statement”). On April 11, 2006, the Commission issued comments to the Amended Registration Statement. On April 21, 2006, uBid filed its Second Amendment to its Registration Statement on Form S-1. On April 24, 2006 uBid filed Amendment No. 1 to its Annual Report on Form 10-K ("Amendment No. 1"), amending the Annual Report to incorporate certain changes that had been made to the presentation of uBid’s financial statements and the notes thereto, in response to the Commission’s comments issued April 11, 2006.

On May 4, 2006, the Commission issued comments to the Second Amendment to uBid's Registration Statement. In response to those comments, uBid plans to file a Third Amendment to its Registration Statement concurrently with this Second Amendment to the Annual Report. This Second Amendment to uBid's Annual Report on Form 10-K amends the Annual Report primarily to incorporate certain additional disclosures in the notes to uBid's financial statements, in response to the Commission's comments issued May 4, 2006 and to amend the disclosures required under 9A of Form 10-K with respect to management’s conclusions about the effectiveness of its disclosure controls.

Accordingly, changes have been made to the following sections of the Annual Report:

•	Item 1. Business.
•	Item 6. Selected Financial Data.
•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Item 8. Financial Statements and Supplementary Data.

Although this Form 10-K/A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 225,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 25,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of March 21, 2006, there were 20,333,333 shares of common stock outstanding, 3,903,338 shares of common stock underlying warrants that have been issued by us, 1,763,400 shares of common stock underlying options or other rights that have been granted under our 2005 Equity Incentive Plan and 736,600 shares of common stock reserved for issuance under our 2005 Equity Incentive Plan. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTC bulletin board.

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

Index to Consolidated Financial Statements

Item 6. Selected Financial Data

Selected Financial Data (in thousands, except share and per share data)
	Predecessor Company (1)			uBid (2)
	Year ended	Year ended	8 Months Ended	9 Months Ended	Year ended	Restated Year ended
	July 31,	July 31,	March 31,	December 31,	December 31,	December 31,
	2001 (unaudited)	2002 (audited)	2003 (audited)	2003 (audited)	2004 (audited)	2005 (audited)(8)

Net Revenues	$436,184	$385,995	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	405,832	368,405	100,252	54,491	75,837	73,062

Gross Profit	30,352	17,590	3,232	11,165	11,165	11,530

Operating Expenses
General and Administrative (3) (4)	152,130	181,710	126,527	9,021	12,112	13,045
Sales and Marketing	22,155	20,012	5,743	2,484	4,260	4,996
Total operating expenses	174,285	201,722	132,270	11,505	16,372	18,041

Loss From Operations	(143,933)	(184,132)	(129,038)	(340)	(5,207)	(6,511)

Other Expense
Interest Expense	(1,314)	(8,977)	(6,253)	(729)	(1,188)	(2,925)
Interest Income	572	698	247	78	86	124
Miscellaneous Income	—	—	—	21	—	263
Total Other Expense	(742)	(8,279)	(6,006)	(630)	(1,102)	(2,538)

Loss Before Income Taxes	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Income Tax Expense	—	—	—	—	—	—
Net Loss	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock and Other Deemed Dividends	—	—	—	(60)	(60)	(1,216)

Net Loss Available to Common Shareholders	$(144,675)	$(192,411)	$(135,044)	$(1,030)	$(6,369)	$(10,265)

Net Income (Loss) per share: (5) (6)
Basic and Diluted EPS	N/M	N/M	N/M	$(0.41)	$(2.56)	$(3.88)
Weighted average shares - Basic and Diluted	N/M	N/M	N/M	2,487,107	2,487,107	2,643,936

Balance Sheet Data (as of period end):
Total current assets	$63,806	$34,759	$17,349	$11,257	$11,817	$36,120
Total assets	280,408	134,318	22,407	11,653	12,146	36,644
Total current liabilities, excluding debt	101,194	145,707	168,882	7,562	7,030	9,652
Long-term debt, including current maturities	—	1,807	1,405	3,986	11,320	410
Redeemable Common Stock (7)	—	—	—	—	—	12,000
Total shareholders' equity (deficit)	179,214	(13,196)	(148,240)	105	(6,204)	14,582

Index to Consolidated Financial Statements

(1)
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

(3)	Includes $148, $264 and $360 of management fees charged to uBid by Petters Group for the periods ended December 31, 2003, 2004 and 2005. The management agreement was terminated on December 31, 2005.
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
(6)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange ratio of 2,320 to 1 for all periods ending between December 31, 2003 and 2005.

(7)	At December 31, 2005, represents 2,666,668 shares of common stock subject to redemption after the merger with Cape Coastal Trading Corporation and the first private offering.
(8)	See Note 20 on page 71 for a description of our restatement of financial information for fiscal year 2005.

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

Expenses: Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, common area maintenance, depreciation, credit card processing charges, bad debt expenditures, legal and accounting fees and administrative service charges from Petters Group. Order fulfillment costs, primarily warehouse expense, for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005 were $10.0 million, or 9.7% of revenues, $1.4 million, or 2.1% of revenues, $1.0 million or 1.2% of revenues, $0.9 million or 1.0% of revenues. Interest expenses, net includes charges by Lancelot Investors Fund, L.P. (“Lancelot”) and Petters Group for working capital advances and interest expense related to our IBM flooring facility at a rate of 1% per month on the outstanding balances. Interest expense on advances from Petters Group and Lancelot is primarily based on an annual interest rate of 14%.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated.

Index to Consolidated Financial Statements

(in thousands, except share and per share data)	Predecessor Company (1)	uBid (2)
				Restated
	8 Months Ended	9 Months Ended	Year ended	Year ended
	March 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005
	(audited)	(audited)	(audited)	(audited) (7)

Net Revenues	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	100,252	54,491	75,837	73,062

Gross Profit	3,232	11,165	11,165	11,530

Operating Expenses
General & Administrative (3) (4)	126,527	9,021	12,112	13,045
Sales and Marketing	5,743	2,484	4,260	4,996
Total operating expenses	132,270	11,505	16,372	18,041

Loss From Operations	(129,038)	(340)	(5,207)	(6,511)

Other Expense
Interest Expense	(6,253)	(729)	(1,188)	(2,925)
Interest Income	247	78	86	124
Miscellaneous Income	—	21	—	263
Total Other Income (Expense)	(6,006)	(630)	(1,102)	(2,538)

Loss Before Income Taxes	(135,044)	(970)	(6,309)	(9,049)

Income Tax Expense	—	—	—	—
Net Loss	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock and Other Deemed Dividends	—	(60)	(60)	(1,216)

Net Loss Available to Common Shareholders	$(135,044)	$(1,030)	$(6,369)	$(10,265)

Net Loss per share: (5) (6)

Basic and Diluted EPS	N/M	$(0.41)	$(2.56)	$(3.88)
Weighted average shares - Basic and Diluted	N/M	2,487,107	2,487,107	2,643,936

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
(4)
In April 2000, CMGI acquired uBid and recorded $367.0 million in goodwill which it amortized over a three year period prior to the impairment of all remaining goodwill of $89.4 million (as well as the impairment of $3.9 million of property and equipment) during the period ended March 31, 2003. The management agreement was terminated on December 31, 2005.

(5)	Computation for periods ended prior to April 2003 is not meaningful (N/M) because there was no common stock outstanding during those periods.
(6)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange rate of 2,320 to 1 for all periods ending between December 31, 2003 and 2005.

(7)	See Note 20 on page 71 for a description of our restatement of financial information for fiscal year 2005.

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

In December 2004, the FASB issues SFAS No. 123R, “Share Based Payment (Revised 2004)” (“SFAS 123R”).   This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or that may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using the intrinsic value method and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement for public entities are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Effective January 1, 2006 we adopted the fair value recognition provision of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended March 31, 2006 was approximately $230,000.

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

As discussed in Note 20 to the consolidated financial statements, the Company has restated its 2005 consolidated financial statements.

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

Merchandise Return Policy
The Company’s return policy, for all selling arrangements, is that merchandise sold by the Company can be returned within 15 days. Returns are subject to a 15% restocking fee and are included in revenues. Restocking fees for the periods ended March 31, 2003 and December 31, 2003, 2004 and 2005 were $27, $35, $80 and $71 respectively. However, the Company, although not obligated to do so, may accept merchandise returns outside the 15-day period if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. The Company provides an accrual for estimated future returns at the time of shipment based on historical experience.

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
The Company entered into a warrant agreement with CMGI pursuant to the terms of the asset purchase agreement dated April 2, 2003. The warrant agreement provided CMGI with the right to purchase shares of nonvoting common stock equal to up to 5% of the total fully converted common shares then outstanding, representing 436,172 shares (on a post - exchange basis) as of the acquisition date, at a de minimus exercise price. The warrant was immediately exercisable and had a term of five years. The warrant was assigned an estimated fair value of $75 in connection with the asset purchase agreement as determined by the board of directors based upon the value of the preferred stock issued by the Company in connection with its initial capitalization. The warrants were exercised on December 29, 2005 prior to the merger described in Note 4.

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

In accordance with the Securities Purchase Agreement, the Company agreed to use reasonable best efforts to prepare and file, within 45 days of the closing of the first private offering (December 29, 2005), a registration statement registering for resale the shares of common stock acquired by the investors in the private offerings, the shares of common stock underlying the warrants acquired by the investors, the shares of common stock retained by the Cape Coastal stockholders that have not already been registered, the shares issued to former uBid, Inc. stockholders in the merger, the shares of common stock underlying the warrants issued to the placement agents, and the shares of common stock underlying the warrants issued to the Note Holders. If the registration statement was not filed within 45 days after the closing of the December 29, 2005 offering we would have been required to pay each investor liquidated damages, in cash, in the amount of 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. If the registration statement was not declared effective by the SEC within 120 days of the closing of the December 29, 2005 offering, we are required to pay each investor liquidated damages, in cash, in the amount of the 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. The liquidated damage payments are due on a monthly basis until the applicable event of the default has been cured. Any such payments shall apply on a pro-rata basis for any portion of a month before an event of default is cured. Any late payments shall bear interest at a rate of 1.0% per month until paid in full.

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

The shares of preferred stock were converted to common stock on December 29, 2005 prior to the merger described in Note 4 with the unpaid dividends, totaling $180, reflected as a contribution to paid-in-capital at that time.

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
On October 3, 2005, the Company  issued unsecured promissory notes in the aggregate amount of $5,000,000 (the “Bridge Notes”) to two institutional investors (collectively, the “Note Holders”). In connection with the issuance of the Bridge Notes, the Company, upon the first closing of our private offering on December 29, 2005, issued the Note Holders warrants to purchase 333,333 shares of common stock for a period of three years at a purchase price of $4.50. These warrants were recorded at fair value as interest expense in the accompanying statement of operations. In conjunction with the first closing, the Bridge Notes were exchanged for 1,111,111 Units consisting of 1,111,111 shares of common stock and 277,778 warrants with a five year life with an exercise price of $5.85. These shares did not have a redeemable feature and no gain or loss was recorded in the exchange.

20.	Restatement
On April 18, 2006, the Company determined that certain adjustments to its financial statements were required. The change and adjustments relate to our accounting for the extinguishment of certain debt instruments to a related party resulting in an additional loss accounted for as a deemed dividend as described in Notes 4 and 8. The Company had previously not considered the redemption feature of the redeemable shares as having value in excess of the underlying redeemable share exchanged for the related party debt. The previously reported accounting also reflected an equal value of consideration received in exchange for the debt and no corresponding loss to the Company was recognized. Upon further analysis, the Company determined the total value of the Units exchanged, including the redemption feature, exceeded the carrying cost of the related debt and a loss on such extinguishment had been incurred. As such, the Company restated its financial statements for the year ended December 31, 2005 to reflect this dividend, including its impact on loss per share, and to more fully disclose the accounting impacts of the Units for debt exchange of December 29, 2005. Neither net loss, total assets, total liabilities nor total shareholders' equity was impacted by the restatement. Loss per share changed from a previously reported $3.45 to a currently reported $3.88.

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

(in millions) (unaudited)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Restated Q4
	2004	2004	2004	2004	2005	2005	2005	2005 (1)
Net Revenues	$26,632	$20,254	$20,078	$20,038	$26,818	$19,885	$18,594	$19,295
Cost of Revenues	23,149	17,563	17,013	18,112	24,164	17,095	15,497	16,306
Gross Profit	3,483	2,691	3,065	1,926	2,654	2,790	3,097	2,989
Operating Expenses
General and Administrative	2,880	2,768	2,811	3,652	3,147	3,602	3,111	3,186
Sales and Marketing	720	981	1,033	1,526	1,283	1,127	1,247	1,339
Total operating expenses	3,600	3,749	3,844	5,178	4,430	4,729	4,358	4,525
Loss From operations	(117)	(1,058)	(779)	(3,252)	(1,776)	(1,939)	(1,261)	(1,536)
Other (Income) Expense, Net	304	274	316	209	417	507	572	1,041
Net Loss	(421)	(1,332)	(1,095)	(3,461)	(2,193)	(2,446)	(1,833)	(2,577)
Preferred Stock and Other Deemed Dividends	(15)	(15)	(15)	(15)	(15)	(15)	(15)	(1,171)
Net Loss Available to Common Shareholders	$(436)	$(1,347)	$(1,110)	$(3,476)	$(2,208)	$(2,461)	$(1,848)	$(3,748)

Net Income (Loss) per share Basic and Diluted earnings per share	$(0.17)	$(0.54)	$(0.45)	$(1.40)	$(0.89)	$(0.99)	$(0.74)	$(1.26)
Weighted Shares - Basic and Diluted	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,487,107	2,974,603

(1) See Note 20 on page 71 for a description of the restatement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For disclosure regarding changes in accountants, please see our Current Report on Form 8-K filed with the SEC on January 5, 2006, as amended, and our registration statement on Form S-1 filed with the SEC on February 10, 2006.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b) the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Vice President of Finance, of the effectiveness of the design operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. The Company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the error made in the reporting of related party debt extinguishment for the year ended December 31, 2005. Notwithstanding this error that existed as of December 31, 2005, management has concluded that the restated consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the financial position, results of operation and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

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

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.+	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.+	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.+	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.+	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.8	Form of Non-Qualified Stock Option Agreement.+	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.†
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.†
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
+	Filed previously with the Annual Report on Form 10-K filed on March 28, 2006 (File No. 000-50995) and incorporated by reference herein.

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 19, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Robert H. Tomlinson, Jr.

Name: Robert H. Tomlinson, Jr. Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Robert H. Tomlinson, Jr.	President and Chief Executive Officer and Director
Robert H. Tomlinson, Jr.	(Principal Executive Officer)	May 19, 2006

/s/ Miguel A. Martinez, Jr.	Vice President, Finance
Miguel A. Martinez, Jr.	(Principal Financial Officer and Principal Accounting Officer)	May 19, 2006

/s/ Stuart R. Romenesko
Stuart R. Romenesko	Director	May 19, 2006

Index to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.†
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.†
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Filed previously with the Annual Report on Form 10-K filed on March 28, 2006 (File No. 000-50995) and incorporated by reference herein.