Form 10-K/A
period 2005-12-31
uBid.com Holdings, Inc.
filed 2006-06-30
CIK 1219097

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A
 (Amendment No. 3)
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

On May 4, 2006, the Commission issued comments to the Second Amendment to uBid's Registration Statement. In response to those comments, uBid filed a Third Amendment to its Registration Statement concurrently with its Second Amendment to the Annual Report. This Second Amendment to uBid's Annual Report on Form 10-K amended the Annual Report primarily to incorporate certain additional disclosures in the notes to uBid's financial statements, in response to the Commission's comments issued May 4, 2006 and to amend the disclosures required under 9A of Form 10-K with respect to management’s conclusions about the effectiveness of its disclosure controls.

    On June 6, 2006, the Commission issued further comments to the Third Amendment to uBid's Registration Statement. In response to those comments, uBid filed a Fourth Amendment to its Registration Statement concurrently with its Third Amendment to its Annual Report.This Third Amendment to uBid's Annual Report on Form 10-K amends the Annual Report primarily to further modify our disclosures under Section 9A of Form 10-K with respect to management's conclusions about the effectiveness of our internal controls and Note 17 to uBid's financial statements to further describe the registration rights agreement.

Accordingly, changes have been made to the following sections of the Annual Report:

•	Item 8. Financial Statements and Supplementary Data, Note 17.
•	Item 9A : Controls and Procedures.

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

Index to Consolidated Financial Statements

Item 6. Selected Financial Data

Selected Financial Data (in thousands, except share and per share data)
	Predecessor Company (1)			uBid (2)
	Year ended	Year ended	8 Months Ended	9 Months Ended	Year ended	Restated Year ended
	July 31,	July 31,	March 31,	December 31,	December 31,	December 31,
	2001 (unaudited)	2002 (audited)	2003 (audited)	2003 (audited)	2004 (audited)	2005 (audited)(8)

Net Revenues	$436,184	$385,995	$103,484	$65,656	$87,002	$84,592

Cost of Revenues	405,832	368,405	100,252	54,491	75,837	73,062

Gross Profit	30,352	17,590	3,232	11,165	11,165	11,530

Operating Expenses
General and Administrative (3) (4)	152,130	181,710	126,527	9,021	12,112	13,045
Sales and Marketing	22,155	20,012	5,743	2,484	4,260	4,996
Total operating expenses	174,285	201,722	132,270	11,505	16,372	18,041

Loss From Operations	(143,933)	(184,132)	(129,038)	(340)	(5,207)	(6,511)

Other Expense
Interest Expense	(1,314)	(8,977)	(6,253)	(729)	(1,188)	(2,925)
Interest Income	572	698	247	78	86	124
Miscellaneous Income	—	—	—	21	—	263
Total Other Expense	(742)	(8,279)	(6,006)	(630)	(1,102)	(2,538)

Loss Before Income Taxes	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Income Tax Expense	—	—	—	—	—	—
Net Loss	(144,675)	(192,411)	(135,044)	(970)	(6,309)	(9,049)

Preferred Stock and Other Deemed Dividends	—	—	—	(60)	(60)	(1,216)

Net Loss Available to Common Shareholders	$(144,675)	$(192,411)	$(135,044)	$(1,030)	$(6,369)	$(10,265)

Net Income (Loss) per share: (5) (6)
Basic and Diluted EPS	N/M	N/M	N/M	$(0.41)	$(2.56)	$(3.88)
Weighted average shares - Basic and Diluted	N/M	N/M	N/M	2,487,107	2,487,107	2,643,936

Balance Sheet Data (as of period end):
Total current assets	$63,806	$34,759	$17,349	$11,257	$11,817	$36,120
Total assets	280,408	134,318	22,047	11,653	12,146	36,644
Total current liabilities, excluding debt	101,194	145,707	168,882	7,562	7,030	9,652
Long-term debt, including current maturities	—	1,807	1,405	3,986	11,320	410
Redeemable Common Stock (7)	—	—	—	—	—	12,000
Total shareholders' equity (deficit)	179,214	(13,196)	(148,240)	105	(6,204)	14,582

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

Activity relating to the allowance for doubtful accounts is summarized as follows:

	Predecessor
	March 31	December 31,
December 31,	2003	2003	2004	2005

Balance, beginning of period	$542	$–	$15	$8
Charged to costs and expenses	–	23	1	56
Write-offs, retirements and recoveries	(450)	(8)	(8)	(4)

Balance, end of period	$92	$15	$8	$60

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

On July 21, 2004, the Company entered into an agreement with Banco Popular North America (“Banco Popular”) under which the Company obtained a $5,000 irrevocable letter of credit (“iLOC”) for the benefit of Sony. This iLOC is used as a security deposit for inventory purchases from Sony. Sony may draw upon the iLOC in the event the Company is in payment default. The iLOC bears an annual rate of interest of 2.0%. Sony then reimburses the Company 0.5%. The iLOC is secured by all of the assets of the Company. Petters Group and Lancelot Investment had provided a guarantee to Banco Popular for the full $5,000 in the event Sony drew upon the iLOC. In addition, Banco Popular has entered into inventory buyback agreements with Sony and the Petters Group. Sony and Petters Group have agreed to buy back the Sony product from the Company in the event of a default. The iLOC agreement expires on July 21, 2006. On October 14, 2005, the Sony iLOC was reduced to $2,500; all other terms remained the same.

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

In accordance with the Securities Purchase Agreement, the Company agreed to use its reasonable best efforts to prepare and file, within 45 days of the closing of the first private offering (December 29, 2005), a registration statement registering for resale the shares of common stock acquired by the investors in the private offerings, the shares of common stock underlying the warrants acquired by the investors, the shares of common stock retained by the Cape Coastal stockholders that have not already been registered, the shares issued to former uBid, Inc. stockholders in the merger, the shares of common stock underlying the warrants issued to the placement agents, and the shares of common stock underlying the warrants issued to the Note Holders. If the registration statement had not been filed within 45 days after the closing of the December 29, 2005 offering, we would have been required to pay each investor liquidated damages, in cash, absent waivers to the contrary, in the amount of 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. The registration statement was filed within the required time. If the registration statement is not declared effective by the SEC within 120 days of the closing of the December 2005 offering, we are required to pay each investor damages, in cash, absent waivers to the contrary, in the amount of the 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. In addition, the Company is required to use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all registrable securities covered by such registration statement have been sold or can be sold under Rule 144(k). If an investor is not permitted to sell registrable securities for any reason other than the fault of such Investor for five or more trading days whether or not consecutive, the Company would be required to pay liquidated damages for failing to maintain the effectiveness of the registration statement. The liquidated damage payments are due on a monthly basis until the applicable event of the default has been cured. Any such payments shall apply on a pro-rata basis for any portion of a month before an event of default is cured. Any late payments shall bear interest at a rate of 1.0% per month until paid in full. The maximum liquidated damages the Company would be required to pay is 20% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. Absent waivers to the contrary, the maximum penalty the Company would be required to pay is $11.7 million if the Company was in default for the entire 24 month period before Rule 144 would take effect.

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

As required by SEC Rule 13a-15(b) the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Vice President of Finance, of the effectiveness of the design operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. The Company’s disclosure controls and procedures were not effective as of December 31, 2005. As a result of the restatement, the Company re-evaluated its disclosure controls and procedures as of December 31, 2005 and determined they were effective except for the reporting of related party debt extinguishment. Related party debt extinguishment arrangements are inherently complicated and are not considered normal recurring transactions. The restatement discussed above was the result of our entering into a complex financing transaction with closings on December 29, 2005 and February 6, 2006. We have not entered into any other such transactions since that date. We have taken additional steps to remediate the weakness concerning the accounting for complex transactions. We have increased the time allocated to review these types of transactions and intend to seek additional outside financial expertise to review these types of transactions we may enter into. In addition, we are in the process of hiring additional experienced staff, recruiting additional Board members with appropriate financial expertise, preparing for Sarbanes Oxley Section 404 requirements and have subscribed to CCH’s “Accounting Research Manager,” a recognized on line service in order to maintain up-to-date accounting guidance to enhance internal control over both financial reporting and disclosure requirements. Notwithstanding the reporting error that existed as of December 31, 2005, management has concluded based on additional review and discussions that the restated consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the financial position, results of operation and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

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

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 30, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Robert H. Tomlinson, Jr.

Name: Robert H. Tomlinson, Jr. Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Robert H. Tomlinson, Jr.	President and Chief Executive Officer and Director
Robert H. Tomlinson, Jr.	(Principal Executive Officer)	June 30, 2006

/s/ Miguel A. Martinez, Jr.	Vice President, Finance
Miguel A. Martinez, Jr.	(Principal Financial Officer and Principal Accounting Officer)	June 30, 2006

/s/ Stuart R. Romenesko
Stuart R. Romenesko	Director	June 30, 2006

Index to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.†
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.†
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Filed previously with the Annual Report on Form 10-K filed on March 28, 2006 (File No. 000-50995) and incorporated by reference herein.