Form 10-K/A
period 2005-12-31
uBid.com Holdings, Inc.
filed 2006-07-18
CIK 1219097

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A
 (Amendment No. 4)

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

On June 6, 2006, the Commission issued further comments to the Third Amendment to uBid's Registration Statement. In response to those comments, uBid filed a Fourth Amendment to its Registration Statement and a Third Amendment to its Annual Report on June 30, 2006. This Fourth Amendment to uBid's Annual Report on Form 10-K amends the Annual Report to further modify our disclosures under Section 9A of Form 10-K with respect to management's conclusions about the effectiveness of our disclosure controls.

Although this Form 10-K/A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the original filing, as amended by the First, Second and Third Amendments, is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

As required by SEC Rule 13a-15(b) the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Vice President of Finance, of the effectiveness of the design operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. The Company’s disclosure controls and procedures were not effective as of December 31, 2005. The Company restated the financial statements for related party debt extinguishment as a result of entering into a complex financing transaction with closings on December 29, 2005 and February 6, 2006. We have not entered into any other such transactions since that date. We have taken additional steps to remediate the weakness concerning the accounting for complex transactions. We have increased the time allocated to review these types of transactions and intend to seek additional outside financial expertise to review these types of transactions we may enter into. In addition, we are in the process of hiring additional experienced staff, recruiting additional Board members with appropriate financial expertise, preparing for Sarbanes Oxley Section 404 requirements and have subscribed to CCH’s “Accounting Research Manager,” a recognized on line service in order to maintain up-to-date accounting guidance to enhance internal control over both financial reporting and disclosure requirements. Notwithstanding the reporting error that existed as of December 31, 2005, management has concluded based on additional review and discussions that the restated consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the financial position, results of operation and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

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

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 18, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Robert H. Tomlinson, Jr.

Name: Robert H. Tomlinson, Jr. Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Robert H. Tomlinson, Jr.	President and Chief Executive Officer and Director
Robert H. Tomlinson, Jr.	(Principal Executive Officer)	July 18, 2006

/s/ Miguel A. Martinez, Jr.	Vice President, Finance
Miguel A. Martinez, Jr.	(Principal Financial Officer and Principal Accounting Officer)	July 18, 2006

/s/ Stuart R. Romenesko
Stuart R. Romenesko	Director	July 18, 2006

Index to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

Index to Consolidated Financial Statements

Exhibit No.	Description	Reference
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.†
16.1	Letter re Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter re change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.†
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Filed previously with the Annual Report on Form 10-K filed on March 28, 2006 (File No. 000-50995) and incorporated by reference herein.