Form 10-Q
period 2006-06-30
uBid.com Holdings, Inc.
filed 2006-08-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of June 30, 2006 was 20,333,333.

uBid.com Holdings, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except par value data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,564	$21,176
Restricted investments	212	7,003
Accounts receivable, net	3,010	1,306
Merchandise inventories, net	9,460	5,989
Prepaid expenses and other current assets	926	646

Total Current Assets	27,172	36,120

Property and Equipment, net	478	524

Total Assets	$27,650	$36,644
Liabilities and Shareholders' Equity
Current Liabilities
Note payable to bank	$500	$-
Flooring facility	481	1,612
Accounts payable	2,607	4,456
Accrued expenses
Advertising	362	397
Merger and offering costs	72	2,000
Other	1,104	1,187
Current maturities of long-term debt	205	410

Total Current Liabilities	5,331	10,062

Redeemable Common Stock, $.001 par value (2,666,668 shares issued and outstanding)	-	12,000
Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized;
20,333,333 and 16,732,666 issued and outstanding, respectively)	20	17
Stock warrants	8,086	6,322
Additional paid-in-capital	48,601	25,907
Treasury stock, at cost 2,666,668 shares	(12,000)	-
Retained deficit	(22,388)	(17,664)

Total Shareholders' Equity	22,319	14,582

Total Liabilities and Shareholders' Equity	$27,650	$36,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Revenues	$19,097	$19,885	$39,185	$46,703

Cost of Revenues	16,980	17,095	34,159	41,259

Gross Profit	2,117	2,790	5,026	5,444

Operating Expenses
General and administrative	3,451	3,602	6,984	6,749
Sales and marketing	1,436	1,127	2,961	2,410

Total operating expenses	4,887	4,729	9,945	9,159

Loss From Operations	(2,770)	(1,939)	(4,919)	(3,715)

Interest Income (Expense), net	49	(507)	195	(924)

Net Loss	(2,721)	(2,446)	(4,724)	(4,639)

Preferred Stock Dividends	-	(15)	-	(30)

Net Loss Available to Common Shareholders	$(2,721)	$(2,461)	$(4,724)	$(4,669)

Net Loss per share - Basic and
Diluted	$(0.13)	$(0.99)	$(0.23)	$(1.88)

Weighted Average Shares - Basic and Diluted	20,333,333	2,487,107	20,156,911	2,487,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc.
Consolidated Statement of Shareholders' Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock				Treasury Stock
			Stock	Paid-in			Retained
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2005	16,732,666	$17	$6,322	$25,907	—	$—	$(17,664)	$14,582

Second private offering	3,000,000	3	1,560	11,937	—	—	—	13,500
Redemption of common stock	—	—	—	12,000	2,666,668	(12,000)	—	—
Stock Compensation Expense	—	—	—	461	—	—		461
Second private offering costs	600,667	—	204	(1,704)	—	—	—	(1,500)
Net Loss	—	—	—	—	—	—	(4,724)	(4,724)

Balance, June 30, 2006	20,333,333	$20	$8,086	$48,601	2,666,668	$(12,000)	$(22,388)	$22,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(4,724)	$(4,639)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation	143	81
Non-cash compensation expense	461	475
Changes in assets and liabilities
Accounts receivable	(1,704)	(1,438)
Merchandise inventories	(3,471)	(321)
Prepaid expenses and other current assets	(280)	(159)
Accounts payables	(1,849)	1,734
Accrued expenses	(2,046)	(817)
Net cash used in operating activities	(13,470)	(5,084)

Cash Flows From Investing Activities
Capital expenditures	(97)	(68)
Change in restricted investments	6,791	-

Net cash provided (used in) by investing activities	6,694	(68)

Cash Flows From Financing Activities
Change in flooring facility	(1,131)	705
Proceeds from issuance of short-term debt	-	5,000
Proceeds from second private placement, net of cash expenses	12,000	-
Proceeds from note payable to bank	500	-
Redemption of common stock	(12,000)	-
Other financing activities	(205)	(205)

Net cash (used in) provided by financing activities	(836)	5,500

Net (Decrease) Increase in Cash and Cash Equivalents	(7,612)	348

Cash and Cash Equivalents, beginning of period	21,176	1,734

Cash and Cash Equivalents, end of period	$13,564	$2,082

Supplemented Cash Flow Disclosure
Cash paid for interest	$136	$1,068

Warrants issued in second offering	$1,560	$-

Shares and warrants issued as stock issuance costs	$204	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBID.COM HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.  Basis of Presentation

 uBid.com Holdings, Inc. and subsidiaries (the “Company”) operate a leading on-line Business to Consumer and Business to Business marketplace that enables itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers primarily located in the United States. Through the Company’s website, located at www.ubid.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

 The Company’s unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our amended Form 10-K/A for the year ended December 31, 2005.

 The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

2.  Summary of Significant Accounting Policies

 Since December 31, 2005, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2005 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the six months ended June 30, 2006.

 Revenue Recognition

The Company sells merchandise under two types of arrangements, direct purchase sales and revenue sharing arrangements.

For direct purchase sales to consumer and business customers, the Company is responsible for conducting the auction or listing the fixed sale price for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable. In accordance with the provisions of Staff Accounting Bulletin 104, the Company recognizes revenue when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped (FOB Shipping Point) and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three and six months ended June 30, 2006 was approximately $0.2 million and $0.5 million, respectively.

Prior to January 1, 2006, the Company had a Phantom Stock Appreciation Plan in which certain employees had been issued phantom shares which were subject to certain vesting provisions. The plan was implemented on July 1, 2003 and issued phantom shares were scheduled to vest over four years. Effective July 2005, the Company terminated the Phantom Stock Appreciation Plan. The total expense incurred and recorded in conjunction with the plan termination was $0.5 million in accordance with the plan agreement based on an independent third-party valuation. Payouts required under the plan were made on December 31, 2005 with a portion of the proceeds from the first private offering described in Note 4.

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

 Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive. Considering the retroactive impact of the share exchange (at a ratio of 2,320 to 1 as discussed in Note 4), no common stock equivalents were outstanding until December 29, 2005.
June 30, 2006
Shares subject to stock warrants	3,813,336
Shares subject to stock options	1,768,100
5,581,436

4.    Merger and Private Offerings

 On December 29, 2005 (the “Closing Date”), Cape Coastal Trading Corporation (or “Cape Coastal”), uBid Acquisition Co., Inc. (“Acquisition Sub”) and uBid, Inc. entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”). Under the Merger Agreement, Acquisition Sub merged with and into uBid, Inc., with uBid, Inc. remaining as the surviving corporation and a 100% owned subsidiary of Cape Coastal Trading Corporation. Just prior to the Closing Date, all outstanding convertible preferred shares and warrants to acquire shares of uBid, Inc. before the merger were converted and exercised such that, just prior to the merger, 3,793 shares of common stock were outstanding which were exchanged on a 2,320 to 1 basis on the closing date into 8,800,000 shares of common stock of Cape Coastal, with up to 444,444 shares of such common stock subject to redemption at a redemption price of $4.50 (the Financial Statements reflect the impact of the merger and the resulting exchange of the Company’s common stock outstanding before the conversion and exercise of the convertible preferred stock and warrants). The stockholders of Cape Coastal before the merger retained 599,331 shares of common stock of Cape Coastal after the merger. Before the merger, Cape Coastal was a public shell company.  Concurrent with the merger, the Company amended its Certificate of Incorporation to change its name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.”

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

5.  2005 Equity Incentive Plan

 The 2005 Equity Incentive Plan (the “Plan”) is an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the Company’s Board of Directors to provide equity-based incentives through grants or awards of stock options and restricted stock awards (collectively, "Incentive Awards") to consultants, directors, and other third party service providers.

 A total of 2,500,000 shares of common stock have been reserved for issuance under the Plan. If an incentive award granted pursuant to the Plan expires, terminates, or is forfeited, or if any shares are surrendered to uBid in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. On December 29, 2005, uBid granted options under the Plan to purchase 1,721,700 shares of common stock to certain officers and other employees.

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

The fair value of the 94,300 options awarded during the six months ended June 30, 2006 was estimated using the Black-Sholes option pricing model with the following assumptions:

Six Months
Ended
June 30, 2006
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

The following is a summary of all of the Company’s stock option activity and related information for the six months ended June 30, 2006:

	Shares under option	Weighted- average exercise price per share
Outstanding at December 31, 2005	1,721,700	$2.08
Granted	94,300	3.70
Exercised	-	-
Surrendered	(47,900)	2.08
Outstanding at June 30, 2006	1,768,100	$2.17

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	June 30, 2006	Life	Price	June 30, 2006	Price
$4.50	1,673,800	9.4	$2.08	-	$2.08
$7.10	1,600	9.5	$3.92	-	$3.92
$6.50	1,300	9.6	$3.59	-	$3.59
$6.75	70,500	9.7	$3.73	-	$3.73
$6.25	10,400	9.8	$3.45	-	$3.45
$6.69	10,500	9.9	$3.69	-	$3.69
	1,768,100	9.4	$2.17	-	$2.17

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2006 of $6.47 per share and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2006 was $3.3 million. This amount will change based on changes in the fair market value of the Company’s common stock.

The following is a summary of nonvested stock option activity (in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December, 31, 2005	1,721,700	$2.08
Granted	94,300	3.70
Vested	-	-
Canceled	(47,900)	2.08
Nonvested at June 30, 2006	1,768,100	$2.17

As of June 30, 2006, $3.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average vesting period of 3.50 years.

6.  Note Payable - Bank

On May 9, 2006, the Company and its 100%-owned subsidiary, uBid, Inc. entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to uBid, Inc. of up to a maximum of $25.0 million. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of uBid, Inc.’s assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $0.5 million if the Company terminates the Credit Agreement during its first year, $0.4 million if it terminates the Credit Agreement during its second year and $0.1 million if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $0.01 million. The Company as of June 30, 2006 had $0.2 million in deferred financing fees being amortized over the life of the Credit Agreement. As of June 30, 2006, the effective loan rate was 8.25% and the Company had an outstanding balance of $0.5 million and was in compliance with all the loan covenants.

7. Subsequent Events

  The Company’s registration statement on Form S-1 originally filed on February 28, 2006 was declared effective by the Securities and Exchange Commission on July 21, 2006. The Registration Statement includes 20,210,109 shares of common stock which are held by existing shareholders of the Company. The Company currently has 20,333,333 shares of common stock outstanding. The registration statement also includes 3,903,338 shares of common stock issuable upon exercise of warrants held by investors of the Company. The Company's shares will continue to trade under the symbol UBHI on the NASD OTC Bulletin Board.

On April 28, 2006 the Company became obligated to pay $0.4 million monthly for liquidated damages until the registration statement was declared effective. The Securities Purchase Agreement was amended on June 30, 2006 by the required 66 2/3 stockholder vote to change the required effective date to July 31, 2006. As a result of the registration statement being declared effective on July 21, 2006, no liquidated damages were due.

On July 26, 2006, DIBU Trading Corp., a subsidiary of the Company purchased certain assets for cash of the online auction company Bidville, Inc. which includes the company’s customer file, brand name, and URL and related online technologies. Bidville, Inc., a Nevada corporation, was founded in 1999 primarily as a sport card auction site but began expending its merchandise offerings over the last few years to compete as an online auction alternative to eBay. Bidville provides unique user features, such as storefronts, watch list, image gallery, and fixed price marketplaces. The purchase price was less than 10% of total assets of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2005. uBid.com Holdings, Inc. is a holding company for uBid, Inc., our operating business. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiaries.

Overview

We operate an online marketplace located at www.ubid.com, offering new, close-out, overstock and refurbished merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to eliminate the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our marketplace offers brand-name merchandise from over 200 product categories including computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles.

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

We purchase merchandise outright in the uBid Direct channel and sell to consumers and businesses. On this merchandise, we bear the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise.

We also sell merchandise through the UCM Program channel by allowing prescreened third party merchants to sell their product through our online marketplace to consumers and business. On this merchandise, we do not take title and therefore do not bear the related inventory risk. In the UCM Program, we are the primary obligor to whom payment is due, but we bear no inventory or returns risk, so we record only our commission as revenue.

In all instances where the credit card authorization has been received but merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped.

Our online marketplace is available 24 hours a day, seven days a week and currently offers over 200,000 items each day. Since the first offer of product in December 1997, our marketplace has facilitated over $1 billion in net revenues and has registered over five million members.

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

Key Business Metrics

We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

 Gross Merchandise Sales (GMS)
Gross Merchandise Sales differ from GAAP revenue in that gross bookings represents the gross sales price of goods sold by the Company (including sales through our UCM Program ) before returns, sales discounts, and cancellations.

Number of Orders
This represents the total number of orders shipped in a specified period. We analyze the number of orders by category to evaluate the effectiveness of our merchandising and advertising strategies as well as to monitor our inventory management.

Average Order Value
Average order value is the ratio of gross sales divided by the number of orders shipped within a given time period. We analyze average order value by category primarily to manage costs and other operating expenses.

Visitors
A Visitor is a consumer or business that voluntarily clicks through to the website (uBid.com) using an online advertising stimulus. Visitors don’t include third party site pops, pop unders, or non converting impressions to the website. Examples of online marketing channels we advertise on are; affiliate banner networks, comparison shopping sites, paid and organic search engines, and email.

Approved UCM Program Vendors
Vendors that have gone through the approval process to sell merchandise through our website.

	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
	2004	2004	2005	2005	2005	2005	2006	2006
Measure
GMS (in thousands)	$26,640	$28,059	$34,623	$28,020	$27,215	$31,035	$31,167	$30,286
Number of orders (in thousands)
Direct	33	41	46	39	36	43	36	37
UCM Program	43	50	51	64	72	93	87	88
Total orders	76	91	97	103	108	136	123	125
Average Order Value
Direct	$613	$511	$443	$493	$495	$398	$465	$416
UCM Program	$101	$104	$119	$106	$112	$108	$107	$110
Visitors (in thousands)	5,523	7,245	6,829	7,545	8,287	7,051	6,369	7,215
Approved UCM Program Vendors	53	70	169	202	401	628	949	1,307

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

Our revenue is dependent in part on sales of products provided by Sony Electronics, Inc (“Sony”) and Hewlett-Packard Company (“HP”). Sony related products represented 17.1% and 15.6% of sales for the three and six months ended June 30, 2006 respectively compared to 36.3% and 36.6% for the three and six months ended June 30, 2005 respectively. HP related products represented 12.0% and 10.6% of sales for the three and six months ended June 30, 2006 respectively compared to 9.4% and 12.0% for the three and six months ended June 30, 2005, respectively. No other supplier represented more than 5% of our net revenues for any period presented.

Cost of Revenues: Cost of revenues primarily consists of the cost of the product and inbound and outbound shipping. There is no cost of revenues for UCM Program revenue. Cost of revenues does not include order fulfillment costs, which are included in general and administrative expenses.

Gross Margin: Our gross margins are impacted by a number of factors including the category of merchandise, the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, pricing strategies, promotional programs, market conditions, packaging, excess and obsolete inventory charges and other factors. Gross profits and gross profit percentages are not comparable to gross profit and gross profit percentages reported by companies that include order fulfillment costs in the cost of revenues.

Expenses: Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. Interest expense charges are from our IBM flooring facility at a rate of 1% per month on the outstanding balances, interest and amortization of loan origination fees on our credit facility, and related party interest on borrowings from 2005. Interest expense on advances from related parties is primarily based on an annual interest rate of 14% and all borrowings were paid off on December, 29, 2005.

Results of Operations

  The following table sets forth, for the periods presented, certain data from our statement of operations as a percentage of net revenues. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	(Dollars in thousands)				(Dollars in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Net Revenues	$19,097	100.0%	$19,885	100.0%	$39,185	100.0%	$46,703	100.0%
Cost of Revenue	16,980	88.9%	17,095	86.0%	34,159	87.2%	41,259	88.3%
Gross margin	2,117	11.1%	2,790	14.0%	5,026	12.8%	5,444	11.7%
General and administrative	3,451	18.1%	3,602	18.1%	6,984	17.8%	6,749	14.5%
Sales and marketing	1,436	7.5%	1,127	5.7%	2,961	7.6%	2,410	5.2%
Total operating expenses	4,887	25.6%	4,729	23.8%	9,945	25.4%	9,159	19.6%
Loss from operations	(2,770)	(14.5)%	(1,939)	(9.8)%	(4,919)	(12.6)%	(3,715)	(8.0)%
Interest Income / (Expense) & Other, Net	49	0.3%	(507)	(2.5)%	195	0.5%	(924)	(2.0)%
Net Loss	(2,721)	(14.2)%	(2,446)	(12.3)%	(4,724)	(12.1)%	(4,639)	(10.0)%
Preferred Stock Dividend	—	—	(15)	—	—	—	(30)	—
Net Loss Available to Common Shareholders	$(2,721)	(14.2)%	$(2,461)	(12.3)%	$(4,724)	(12.1)%	$(4,669)	(10.0)%

Comparison of Three Months ended June 30, 2006 and June 30, 2005

Net Revenues: Net revenues for the quarter ended June 30, 2006 were $19.1 million, a decrease of $0.8 million, or 4.0%. Direct consumer revenues decreased $3.6 million or 19.4% while direct business revenues increased $2.5 million or 400% and UCM revenues increased $0.3 million or 37.5% over the quarter ended June 30, 2005.

Direct revenues decreased primarily as a result of decreased volumes and average sales prices of desktop computers and monitors. Desktop computer and monitor sales decreased 61.9% and 65.0%, respectively, over the same prior year period. The decrease in desktops and monitors was offset by increased sales in video categories of 62.9%. The increase in the direct business channel was related to the hiring of personnel who specialize in these types of transactions and the direct sale to businesses of inventory that had been bought for the direct consumer channel.

Total orders increased by 2,000 or 1.6% to 125,000 for the three months ended June 30, 2006. The direct consumer orders increased by 1,000 or 2.8% and UCM orders increased by 1,000 or 1.1%. The average order value for the direct and UCM channels were $416 and $110 versus $493 and $106 from a year ago, respectively. The total number of approved UCM vendors to sell on the website grew from 202 in June 2005 to 1,307, or 547%, in June 2006. We will continue to drive UCM revenue growth by increasing the participation of merchants in our UCM Program.

Gross Margin: Gross margin for quarter ended June 30, 2006 was $2.1 million, a decrease of $0.7 million or 24.1% compared to the quarter ended June 30, 2005. The decrease was primarily a result of the direct consumer margins decreasing in the computer related categories. Sales of desktops and laptops continue to decline in average price which results in decreasing margins accordingly.

Generally, our overall gross margins fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct consumer business, direct business to business and UCM merchants; vendor pricing; customer pricing and inventory management decisions.

In addition, gross profit was affected due to an increase in the Company’s inventory reserves. A substantial investment was made in certain categories of inventories in the first quarter of 2006 in anticipation of increased visitors to the website. While visitors increased 17.9% from the first quarter ended March 31, 2006, the increased visitors did not convert to bidders which resulted in declining average order values. The Company expects that gross margins may continue to be affected in the third quarter of 2006 as the Company continues to manage overall inventory levels.

The decrease in the direct consumer business gross profit and the increase in inventory reserves, were offset by the increase in UCM gross profits. The UCM gross profit grew from $0.8 million to $1.1 million, or 37.5%. Overall gross profit as a percentage of net revenues decreased to 11.1% from 14.0% from the same period a year ago.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended June 30, 2006 were $4.9 million, an increase of $0.2 million or 4.3%, compared to quarter ended June 30, 2005. Advertising expenses increased $0.3 million or 30.0% for the three month period ended June 30, 2006 primarily due to the increased focus on growing the number of visitors to the website through online marketing channels, such as sponsored search, portal advertising, and e-mail campaigns. The number of visitors was down 687,000 or 9.1% from prior year period, but was up 7.7% from the previous quarter. The increased number of visitors did not convert into bidders. During the quarter ended June 30, 2006 we discontinued the least effective marketing efforts to optimize profitable online campaigns and are focusing on television, print and radio campaigns for the third quarter of 2006.

General & Administrative expenses decreased by $0.1million or 2.7% from the quarter ended June 30, 2005. The decrease for the quarter ended June 30, 2006 was due to a reduction of $0.1 million in telecommunications, hardware and storage fees, stock-based compensation of $0.3 million and related party management fees of $0.1 million. These decreases are related to the expiration of some equipment leases and other favorable pricing with storage fees, cancellation of the Phantom stock plan in preparation of the merger, and the elimination of related party management fees. The decreases were offset by an increase of $0.1 million in legal, accounting, and increased director and officer insurance expenses required for being a public company. In addition, other G&A, warehouse, and depreciation increased $.01 million, $.01 million and $.01 million , respectively due to increased headcount and warehouse space in growing the direct business to business channel.

	Three months ended
	June 30
SG&A Expenses:	2006	2005	Increase (Decrease)
	(Dollars in millions)

Stock-based Compensation	$0.2	$0.5	$(0.3)
Salary and Benefits	1.5	1.5	-
Warehouse Expense	0.3	0.2	0.1
Depreciation	0.1	—	0.1
Advertising Expense	1.3	1.0	0.3
Credit Card Fees	0.6	0.6	—
Telecommunications, Hardware and Storage	0.3	0.4	(0.1)
Legal, Audit, Insurance, and other Regulatory Fees	0.3	0.2	0.1
Facilities Expense	0.2	0.2	—
Related Party Management Fees	—	0.1	(0.1)
Other SG&A	0.1	—	0.1
	$4.9	$4.7	$0.2

Other Expense: Interest income was $0.05 million for the quarter ended June 30, 2006 versus interest expense of $0.5 million for the quarter ended June 30, 2005. The Company retired all debt after receiving the capital raised on December 29, 2005 and invested excess proceeds in CD’s and overnight funds, resulting in a reduction of interest expense and an increase in interest income in the second quarter of 2006.

Net Losses: The Company experienced a net loss of $2.7 million or $.13 per share for the quarter ended June 30, 2006 compared to a net loss of $2.5 million or $.99 per share for the quarter ended June 30, 2005.

Comparison of Six Months ended June 30, 2006 and June 30, 2005

Net Revenues: Net revenues for six months ended June 30, 2006 were $39.2 million, a decrease of $7.5 million or 16.1%. Direct consumer revenues decreased $7.8 million or 19.9%, direct business revenues decreased $0.4 million and UCM revenues increased $0.7 million or 50.0% over the same six month period a year ago. Desktops and monitors were down 66.5% and 49.2%, respectively, due to a decrease in the volume of units sold and average sales prices of computer-related products.

Total orders increased by 48,000 or 24% to 248,000 for the six months ended June 30, 2006. The direct consumer orders decreased 12,000 or 14.1% and UCM orders increased 60,000 or 52.2%. Traffic to the website was 13.2 million visitors for the six months ended 2006 versus 14.4 million visitors for the same period in 2005. The average order value for the direct and UCM channels were $440 and $107 versus $469 and $112 from a year ago, respectively.

Gross Margin: Gross margin for the six months ended June 30, 2006 was $5.0 million, compared to $5.4 million for the same period a year ago. The direct consumer business decreased $1.3 million due to an increase in inventory reserves of $0.4 million and decreases of $0.9 million in the desktops, monitors and laptop computer categories. The decrease was offset by increases of $0.7 million in the UCM channel and $0.2 million in the direct business channel.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the six months ended June 30, 2006 were $9.9 million, an increase of $0.7 million, or 7.6%, compared to six months ended June 30, 2005. Advertising expenses increased $0.5 million, or 23.8%, for the six months ended June 30, 2006 primarily due to the increased focus and costs related to growing internet visitors to the website. Visitors to the website were 13.2 million for the six months ended 2006 versus 14.4 million for the same period in 2005.

General & Administrative expenses increased by $0.2 million, or 2.2%, from the six months ended June 30, 2005. The increase for the six months ended June 30, 2006 was due to an increase of $0.3 million in legal, accounting, and increased director and officer insurance expenses required for being a public company. In addition, other G&A, credit card fees, and depreciation increased $.01 million, $.01 million and $.01 million, respectively due to increased headcount and warehouse space in growing the direct business to business channel. The increases were offset by decreases of $0.2 million in telecommunications, hardware and storage fees, and related party management fees of $0.2 million. These decreases are related to the expiration of some equipment leases and other favorable pricing with storage fees, cancellation of the Phantom stock plan in preparation of going public, and the elimination of related party management fees.

	Six months ended
	June 30
SG&A Expenses:	2006	2005	Increase (Decrease)
	(Dollars in millions)

Stock-based Compensation	$0.5	$0.5	$—
Salary and Benefits	3.1	3.1	—
Warehouse Expense	0.5	0.5	—
Depreciation	0.2	0.1	0.1
Advertising Expense	2.6	2.1	0.5
Credit Card Fees	1.3	1.2	0.1
Telecommunications, Hardware and Storage	0.5	0.7	(0.2)
Legal, Audit, Insurance, and other Regulatory Fees	0.6	0.3	0.3
Facilities Expense	0.4	0.4	—
Related Party Management Fees	—	0.2	(0.2)
Other SG&A	0.2	0.1	0.1
	$9.9	$9.2	$0.7

Other Expense: Interest income was $0.2 million for the six months ended June 30, 2006 versus interest expense of $0.9 million for the six months ended June 30, 2005. The Company retired all debt after receiving the capital raised on December 29, 2005 resulting in a reduction of interest expense and an increase in interest income for the six month period ended June 30, 2006.

Net Losses: The Company experienced a net loss of $4.7 million or $.23 per share for the six months ended June 30, 2006 compared to a net loss of $4.7 million or $1.88 per share for the same period ended June 30, 2005.

Liquidity and Capital Resources

Historically, our primary sources of capital had been cash flow from operations and loans from affiliated parties. More recently, our primary source of cash flow has been from operations and the $29.5 million raised in the December 29, 2005 private offering.

Net cash used in operating activities for six months ended June 30, 2006 was $13.7 million, compared to $5.3 million used in the six months ended June 30, 2005. Inventory increased $3.5 million or 58% from December 31, 2005. The increase in inventories was intended to reverse the decline in the direct consumer channel sales, but as mentioned above, the declines in sales of computer related products stunted the growth and contributed to increased mark downs of inventory in these categories in 2006. Accounts receivable increased $1.8 million due to the growth of the direct business to business channel and the nature of payment terms associated with this type of business. Additionally, accounts payable and accrued expenses decreased $3.9 million due to the timing of payments in 2006 and the tightening of payment terms with vendors in the direct consumer channel.

Net cash provided by investing activities was $6.7 million for six months ended June 30, 2006 compared to $0.1 million used in the same period last year. Restricted investments used primarily as collateral on irrevocable letters of credit decreased during the quarter as we used our credit facility which provides for up to $7.0 million in letters of credit.

Net cash used in financing activities was $0.6 million for the six months ended June 30, 2006 compared to a cash inflow of $5.7 million for the same period last year. The cash outflow was primarily made up of payments on the IBM flooring facility of $1.1 million offset by borrowing of $0.5 million on the Wells Fargo credit line. The cash inflow of $5.7 million for the six months ended June 30, 2005 was from related party borrowings to fund operating losses and working capital needs.

On February 3, 2006, the Company completed the second part of the private offering of its Units to accredited investors. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described in Note 4 above for an aggregate of $13.5 million. The Company also redeemed the 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to the merger and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described in Note 4. The second part of the private offering resulted in no net cash proceeds being retained by the Company.

We currently estimate that we will incur material commitments for capital expenditures equal to $1.0 million for systems upgrades which shall be made within the next calendar year.

We believe that current working capital, together with cash flows from operations will be adequate to support our current operating plans for at least the next 12 months.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have little exposure to risks of fluctuating interest rates or fluctuating currency exchange rates. It is our policy not to enter into derivative financial instruments. Accordingly, we do not believe that changes in interest or currency rates will have a material effect on our liquidity, financial condition or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that have been designed to ensure that information related to The Company is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis. In connection with this review, we have established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to our Chief Executive Officer and Vice President, Finance to allow timely decisions regarding required disclosure. Our compliance committee is comprised of our senior manager in charge of investor relations, principal risk management officer, chief information officer and certain other members of our senior management.

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

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the second quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K as amended for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K as amended are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that are currently deemed to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the quarter ended June 30, 2006, options to purchase an aggregate of 94,300 shares of our common stock were granted to employees. Options to purchase an aggregate of 1,600 shares at $7.10 per share were granted on January 15, 2006, options to purchase an aggregate of 300 shares at $6.50 per share were granted on February 14, 2006, options to purchase an aggregate of 70,500 shares at $6.75 per share were granted on March 15, 2006, options to purchase an aggregate of 10,400 shares at $6.25 per share were granted on April 15, 2006, options to purchase an aggregate of 10,500 shares at $6.69 per share were granted on May 15, 2006, and options to purchase an aggregate of 1,000 shares at $6.50 per share were granted on June 15, 2006. The options all have a term of ten years and vest in four annual increments beginning on the first anniversary date of the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering. All other sales and issuances of unregistered securities in the quarter ended June 30, 2006 were previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)