Form 10-Q
period 2006-09-30
uBid.com Holdings, Inc.
filed 2006-11-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-50995
________________

uBid.com Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2372260
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

8725 W. Higgins Road, Suite 900, Chicago, Illinois 60631
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of September 30, 2006 was 20,333,333.

TABLE OF CONTENTS

		Page
PART I	Financial Information
	Item 1. Consolidated Condensed Financial Statements (Unaudited)
	Consolidated Condensed Balance Sheets (Unaudited)	3
	Consolidated Condensed Statements of Operations (Unaudited)	4
	Consolidated Condensed Statement of Shareholders' Equity (Unaudited)	5
	Consolidated Condensed Statements of Cash Flows (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements	7-12
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
	Item 4. Controls and Procedures	19

PART II	Other Information
	Item 1. Legal Proceedings	20
	Item 1A. Risk Factors	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3. Default Upon Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20

	Signatures	21-25

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except par value data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$12,459	$21,176
Restricted investments	213	7,003
Accounts receivable, net	1,767	1,306
Merchandise inventories	6,855	5,989
Prepaid expenses and other current assets	871	646

Total Current Assets	22,165	36,120

Property and Equipment, net	866	524
Intangible Assets	692	-

Total Assets	$23,723	$36,644
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$358	$1,612
Accounts payable	2,068	4,456
Accrued expenses
Advertising	318	397
Merger and offering costs	-	2,000
Other	1,014	1,187
Current maturities of long-term debt	102	410

Total Current Liabilities	3,860	10,062

Redeemable Common Stock $.001 par value (0 and 2,666,668 shares issued & outstanding respectively)	-	12,000
Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized;
20,333,333 and 16,732,666 issued and outstanding, respectively)	20	17
Stock warrants	8,086	6,322
Additional paid-in-capital	48,806	25,907
Treasury stock, at cost (2,666,668 and 0 shares, respectively)	(12,000)	-
Retained deficit	(25,049)	(17,664)

Total Shareholders' Equity	19,863	14,582

Total Liabilities and Shareholders' Equity	$23,723	$36,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Revenues	$14,366	$18,594	$53,551	$65,297

Cost of Revenues	12,425	15,497	46,583	56,756

Gross Profit	1,941	3,097	6,968	8,541

Operating Expenses
General and administrative	3,454	3,111	10,439	9,860
Sales and marketing	1,160	1,247	4,122	3,657

Total operating expenses	4,614	4,358	14,561	13,517

Loss From Operations	(2,673)	(1,261)	(7,593)	(4,976)

Interest Income (Expense), net	12	(572)	208	(1,496)

Net Loss	(2,661)	(1,833)	(7,385)	(6,472)

Preferred Stock Dividends	-	(15)	-	(45)

Net Loss Available to Common Shareholders	$(2,661)	$(1,848)	$(7,385)	$(6,517)

Net Loss per share - Basic and
Diluted	$(0.13)	$(0.74)	$(0.37)	$(2.62)

Weighted Average Shares Outstanding - Basic and Diluted	20,333,333	2,487,107	20,213,589	2,487,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders' Equity
(Dollars in Thousands, except share data)
(Unaudited)

	Common Stock				Treasury Stock
			Stock	Paid-in			Retained
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2005	16,732,666	$17	$6,322	$25,907	—	$—	$(17,664)	$14,582

Second private offering	3,000,000	3	1,560	11,937	—	—	—	13,500
Redemption of common stock	—	—	—	12,000	2,666,668	(12,000)	—	—
Stock Compensation Expense	—	—	—	666	—	—	—	666
Second private offering costs	600,667	—	204	(1,704)	—	—	—	(1,500)
Net Loss	—	—	—	—	—	—	(7,385)	(7,385)

Balance, September 30, 2006	20,333,333	$20	$8,086	$48,806	2,666,668	$(12,000)	$(25,049)	$19,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands, except for share and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(7,385)	$(6,472)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization	253	127
Non-cash compensation expense	666	475
Changes in assets and liabilities
Accounts receivable	(461)	260
Merchandise inventories	(866)	680
Prepaid expenses and other current assets	(225)	(115)
Accounts payables	(2,388)	(665)
Accrued expenses	(2,252)	(393)

Net cash used in operating activities	(12,658)	(6,103)

Cash Flows From Investing Activities
Capital expenditures	(541)	(118)
Purchased intangible assets	(746)	-
Change in restricted investments	6,790	-

Net cash provided by (used in) investing activities	5,503	(118)

Cash Flows From Financing Activities
Change in flooring facility	(1,254)	274
Proceeds from issuance of related-party debt	-	6,500
Proceeds from second private placement, net of cash expenses	12,000	-
Redemption of common stock	(12,000)	-
Payments on notes payable	-	(1,000)
Repayment of related-party debt	-	(500)
Payments on long-term debt	(308)	(308)

Net cash (used in) provided by financing activities	(1,562)	4,966

Net (Decrease) in Cash and Cash Equivalents	(8,717)	(1,255)

Cash and Cash Equivalents, beginning of period	21,176	1,734

Cash and Cash Equivalents, end of period	$12,459	$479

Supplemented Cash Flow Disclosure
Cash paid for interest	$333	$1,474

Warrants issued in second offering	$1,560	$-

Shares and warrants issued as stock issuance costs	$204	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UBID.COM HOLDINGS, INC. and Subsidiaries
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
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

The Company’s unaudited consolidated condensed financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our amended Form 10-K/A for the year ended December 31, 2005.The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

2.  Summary of Significant Accounting Policies

Since December 31, 2005, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2005 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the nine months ended September 30, 2006.

Revenue Recognition

The Company sells merchandise under two types of arrangements; direct purchase sales and revenue sharing arrangements.

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

Long-Lived Assets

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three and nine months ended September 30, 2006 was approximately $0.2 million, and $0.7 million, respectively.

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

Recent Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

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

  Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive. Considering the retroactive impact of the share exchange (at a ratio of 2,320 to 1 as described in Note 4), no common stock equivalents were outstanding until December 29, 2005.

September 30, 2006
Shares subject to stock warrants	3,813,336
Shares subject to stock options	1,863,700
5,677,036

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

The merger was treated as a recapitalization of uBid, Inc. for financial accounting purposes. Accordingly, the historical financial statements of Cape Coastal before the merger were replaced with the historical financial statements of uBid, Inc. before the merger. All share and per share data has been retroactively restated to reflect the implicit conversion ratio related to the exchange of shares in the merger.

Concurrent with the merger, the Company completed the first part of a private offering to accredited investors. The Company sold 10,000,003 shares of  its common stock (of which 2,222,224 shares were subject to redemption) and warrants to purchase 2,500,003 shares of its common stock at $5.85 for a period of 5 years (the shares and warrants are collectively referred to as “Units”), for aggregate consideration of approximately $45.0 million. These warrants were valued at $2.08 per warrant for an aggregate of $5.2 million using a Black-Scholes option-pricing model using a 5 year expected life, a risk free interest rate of 5.0%, no expected dividends and a 68.0% volatility. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10.5 million of debt held by the Petters Group, a holder greater than 5% of our voting common stock, (“Petters Group”) and $5.0 million of debt held by the bridge loan holders. Rather than accepting cash consideration for the Units acquired by these investors, the Company agreed to issue Units at a rate of one Unit for each $4.50 of debt for consideration of the note holders’ cancellation of the existing notes. Therefore, the consideration the Company received on the Closing Date consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. In addition, on the Closing Date, the Company issued warrants to purchase 333,333 shares of our common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $0.6 million, was recorded as interest expense. The Company also issued warrants to purchase 230,000 shares of its common stock to its placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $0.5 million, was recorded as a cost of the equity issuance. These warrants were valued at $1.80 and $2.27 respectively per warrant for an aggregate of $1.1 million using a Black-Scholes option-pricing model using the warrants respective life, a risk free interest rate of 5.0%, no expected dividends and a 68.0% volatility. Issuance costs, including the value of the warrants, were $4.7 million.

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

All of the options issued on December 29, 2005 under the Plan vest over a four year period and will expire on December 29, 2015 if not exercised prior to that date. None of the options granted under the Plan on December 29, 2005 were issued for cash consideration collected from the participants. The options were granted to participants on the basis of services to be provided to the Company by the participants. Prior to December 29, 2005, there were no outstanding stock options.

The fair value of the 413,500 options awarded during the nine months ended September 30, 2006 was estimated using the Black-Sholes option pricing model with the following assumptions:

Nine Months
Ended
September 30, 2006
Significant assumptions (weighted average):
Risk -free rate	5.0%
Dividend yield	0.0%
Expected volatility	68.0%
Expected life (years)	4

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

The following is a summary of all of the Company’s stock option activity and related information for the nine months ended September 30, 2006:

	Shares under option	Weighted- average exercise price per share
December 31, 2005	1,721,700	$4.50
Granted	413,500	6.35
Exercised	-	-
Surrendered	(271,500)	4.69
September 30, 2006	1,863,700	$4.88

Exercise Price	Number of Options Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2006	Weighted Average Exercise Price
$4.50	1,476,200	9.1	$4.50	-	$-
$7.10	1,600	9.2	$7.10	-	$-
$6.50	300	9.3	$6.50	-	$-
$6.75	70,000	9.4	$6.75	-	$-
$6.25	400	9.5	$6.25	-	$-
$6.50	1,000	9.7	$6.50	-	$-
$6.49	263,200	9.8	$6.49	-	$-
$4.99	50,000	9.9	$4.99	-	$-
$3.65	1,000	10.0	$3.65	-	$-
	1,863,700		$4.88	-	$-

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2006 of $3.65 per share and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2006 was zero. This amount will change based on changes in the fair market value of the Company’s common stock.

The following is a summary of non-vested stock option activity:

	Shares under option	Weighted-average Grant Date Fair Value
December 31, 2005	1,721,700	$2.08
Granted	413,500	3.51
Exercised	-	-
Surrendered	(271,500)	2.99
September 30, 2006	1,863,700	$2.37

As of September 30, 2006, $4.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average vesting period of 3.25 years.

6.  Note Payable – Bank

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25.0 million. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $0.5 million if the Company terminates the Credit Agreement during its first year, $0.4 million if it terminates the Credit Agreement during its second year and $0.1 million if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $0.01 million. The Company as of September 30, 2006 had $0.2 million in deferred financing fees being amortized over the life of the Credit Agreement. As of September 30, 2006, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

7. Purchase of Bidville Assets

On July 26, 2006, the Company purchased certain assets for cash of the online auction company, Bidville, Inc. which included the company’s customer file, URL and related online technologies. Bidville, Inc., a Nevada corporation, was founded in 1999 primarily as a sport card auction site but began expanding its merchandise offerings over the last few years to compete as an online auction alternative to eBay. Bidville provides unique user features, such as storefronts, watch list, image gallery, and fixed price marketplaces. The purchase price was $746,000.

The acquired assets were recorded as intangible assets. Purchased intangibles consisting of the customer file, the URL, and related online technologies are presented net of accumulated amortization of $31,000 as of September 30, 2006 and are being amortized on a straight-line basis over the remaining estimated useful lives twenty-four months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2005. uBid.com Holdings, Inc. is a holding company for uBid, Inc., and DiBu Trading Corp., Inc. our operating businesses. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiary.

Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited the risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

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

Executive Commentary

Success Measures: Our management believes that the most important financial and non-financial measures that track our progress include sales, website traffic, total average order value, gross margin, customer acquisition costs, advertising expense, personnel costs, and fulfillment costs.

Key Business Metrics We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

 Gross Merchandise Sales (GMS)
Gross Merchandise Sales differ from GAAP revenue in that gross bookings represents the gross sales price of goods sold by the Company (including sales through our UCM Program) before returns, sales discounts, and cancellations.

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

Visitors
A Visitor is a consumer or business that voluntarily clicks through to the website (uBid.com) using both online and offline advertising stimulus. Visitors don’t include third party site pops, pop unders, or non converting impressions to the website. Examples of online marketing channels we advertise on are: affiliate banner networks, comparison shopping sites, paid and organic search engines, and email.

Bidders
A Bidder is a visitor that places a bid on an item up for auction on the website (uBid.com).

Visitors to Bidder Conversion
The percentage of visitors that bid on an auction item. We use this as a measure of the effectiveness of advertising.

Approved UCM Program Vendors
Vendors that have gone through the approval process to sell merchandise through our website.

Cost per Bidder
Cost of each bidder during the month computed by dividing the sales and marketing expense by number of bidders.

Cost per Registration
Cost of each registration obtained during the month computed by dividing the sales and marketing expense by number of registrations.

	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
	2004	2005	2005	2005	2005	2006	2006	2006
Key Business Metrics:
(Unaudited)
GMS (in thousands)	$28,059	$34,623	$28,020	$27,215	$31,035	$31,167	$30,286	$26,528
Number of orders (in thousands):
Direct	41	46	39	36	43	36	37	23
UCM	50	51	64	72	93	87	88	89
Total orders	91	97	103	108	136	123	125	112
Average Order Value:
Direct	$511	$443	$493	$495	$398	$465	$416	$424
UCM	$104	$119	$106	$112	$108	$107	$110	$128
Visitors (in thousands)	7,245	6,829	7,545	8,287	7,051	6,369	7,215	6,488
Bidders (in thousands)	239	243	251	222	267	241	255	211
Visitors to Bidder Conversion	3.3%	3.6%	3.3%	2.7%	3.8%	3.8%	3.5%	3.3%
Approved UCM Vendors	70	169	202	401	628	949	1,307	1,716
Cost Per Bidder	$6.38	$5.29	$4.50	$5.61	$5.02	$6.32	$5.03	$4.63
Cost Per Registration	$28.79	$20.05	$22.10	$21.14	$23.91	$27.73	$24.69	$17.76
Registrations (in thousands)	53	64	51	59	56	55	52	55

Revenue Source:   We derive our revenue from sales of products to consumers and businesses as well as commission revenue earned for sales of merchandise under revenue sharing agreements with third party sellers. We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts our revenue drivers. Sales consist of orders placed through our uBid.com website and direct business to business sales. We further generate revenue from shipping fees we charge our customers. We record our revenue net of returns and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, and other special promotions.

Our revenue is dependent in part on sales of products provided by Sony Electronics, Inc (“Sony”) and Hewlett-Packard Company (“HP”). Sony related products represented 22.6% and 20.7% of sales for the three and nine months ended September 30, 2006, respectively, compared to 44.8% and 40.2% for the three and nine months ended September 30, 2005, respectively. HP related products represented 7.8% and 2.4% of sales for the three and nine months ended September 30, 2006, respectively, compared to 7.9% and 3.8% for the three and nine months ended September 30, 2005, respectively. No other supplier represented more than 5.0% of our net revenues for any period presented.

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

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	(Dollars in thousands)				(Dollars in thousands)
Net Revenues	$14,366	100.0%	$18,594	100.0%	$53,551	100.0%	$65,297	100.0%
Cost of Revenue	12,425	86.5%	15,497	83.3%	46,583	87.0%	56,756	86.9%
Gross margin	1,941	13.5%	3,097	16.7%	6,968	13.0%	8,541	13.1%
General and administrative	3,454	24.0%	3,111	16.7%	10,439	19.5%	9,859	15.1%
Sales and marketing	1,160	8.1	1,247	6.7%	4,122	7.7	3,657	5.6%
Total operating expenses	4,614	32.1%	4,358	23.4%	14,561	27.2%	13,516	20.7%
Loss from operations	(2,673)	(18.6)	(1,261)	(6.8)%	(7,593)	(14.2)	(4,975)	(7.6)%
Interest Income / (Expense) & Other, Net	12	0.1%	(572)	(3.1)%	208	0.4%	(1,497)	(2.3)%
Net Loss	(2,661)	(18.5)%	(1,833)	(9.9)%	(7,385)	(13.8)%	(6,472)	(9.9)%
Preferred Stock Dividend	—	—	(15)	—	—	—	(45)	—
Net Loss Available to Common Shareholders	$(2,661)	(18.5)%	$(1,848)	(9.9)%	$(7,385)	(13.8)%	$(6,517)	(9.9)%

Comparison of Three Months ended September 30, 2006 and September 30, 2005

Net Revenues: Net revenues for the quarter ended September 30, 2006 were $14.4 million, a decrease of $4.2 million, or 22.5% compared to the quarter ended September 30, 2005. Direct consumer revenues decreased $7.3 million or 43.3% while direct business revenues increased $2.8 million or 333.0% and UCM revenues increased $0.3 million or 32.0% over the quarter ended September 30, 2005.

The net decrease in direct consumer revenues was primarily driven by decreases in both volume levels and average selling prices. Desktop computer volume experienced a 41.6% decrease in units sold and a 20.0% decrease in average sales price compared to the same period in the prior year. Computer monitor volume decreased 78.5% and the average sales price decreased 14.0% compared to the same period of the prior year. Portable computer volume decreased 10.7% while the average sales price experienced a 25.0% decrease. New gross margin initiatives were implemented in the third quarter which decreased the lower margin revenue sales through the site impacting total sales. The volume decreases in the desktop, monitor, and portable computer categories were partially offset by increased sales in the jewelry product category. The increase in the direct business channel is attributable to the expansion of the channel by hiring personnel specializing in these types of transactions in addition to the direct sale to businesses of inventory that had been purchased for sale through the direct consumer channel. The total number of approved UCM vendors to sell on the website grew from 401 in September 2005 to 1,716, or 327.9%, in September 2006. We will continue to drive UCM revenue growth by increasing the participation of merchants in our UCM Program.

Total orders increased by 4,000 or 8.9% to 112,000 for the three months ended September 30, 2006 compared to the quarter ended September 30, 2005. The direct consumer orders decreased by 13,000 or 36.1% and UCM orders increased by 17,000 or 23.6%. Although bidders to visitors improved from 2.7% to 3.3%, overall bidders decreased by 11,000 or 5.0% from the third quarter in the prior year. The average order value for the direct and UCM channels were $424 and $128 versus $495 and $112 from a year ago, respectively.

Gross Profit: Gross profit for quarter ended September 30, 2006 was $1.9 million, a decrease of $1.2 million or 38.7% compared to the quarter ended September 30, 2005. Gross profit was impacted by a $0.8 million increase in the Company’s inventory reserves. A substantial investment was made in certain categories of inventories in the first quarter of 2006 in anticipation of increased visitors to the website. The anticipated increase in visitors failed to materialize with visitors decreasing 10.1% from the second quarter ended June 30, 2006. Also, many visitors did not convert to bidders which resulted in a decline in the number of orders. Generally, our overall gross margins fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct consumer business, direct business to business and UCM merchants; vendor pricing; customer pricing and inventory management decisions. The decrease was primarily a result of the direct consumer margins decreasing in the computer related categories. Sales of desktops, monitors and laptops continue to decline in average price which results in a corresponding decrease in gross margins. The lower gross margins experienced by the direct business are primarily the result of lowering prices to our customers in an effort to accelerate the reduction in inventory levels.

The decrease in the direct consumer business gross profit and the increase in inventory reserves, were offset by an increase in UCM gross profits. The UCM gross profit grew from $0.9 million to $1.1 million, or 4.6%. Gross profit as a percentage of net revenues increased to 19.1% from 16.9%, before the impact of inventory reserves, from the same period a year ago. The overall gross margin as a percentage of net revenues decreased to 13.5% from 16.7% in the same period a year ago.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended September 30, 2006 were $4.6 million, an increase of $0.2 million or 4.5%, compared to the quarter ended September 30, 2005. Overall, advertising expense was unchanged from the same period in the prior year, however during the third quarter the Company launched a $0.2 million Direct Response Television (DRTV) test campaign to grow brand awareness and website traffic. Although the number of visitors to the website decreased for the quarter, visitor traffic and registrations increased an average of 25.0% during the test period. The number of visitors was down 1.8 million or 21.7% from the same period in the prior year period, and was down 0.7 million or 10.1% from the previous quarter. We continued to eliminate the least effective marketing efforts to optimize profitable online campaigns, television and print campaigns for the third quarter of 2006. The cost per bidder improved to $4.63 from $5.03 in the previous quarter. The cost per registration improved to $17.76 from $24.69 in the previous quarter.

General & Administrative expenses increased by $0.2 million or 5.9% from the quarter ended September 30, 2005. The increase for the quarter ended September 30, 2006 was primarily due to increases of $0.2 million in stock based compensation expense and $0.2 million increase in severance pay as a result of eliminating certain positions in the third quarter 2006. The increases were offset by decreases of $0.1 million in Related Party Management Fees, which were discontinued in January 2006, in the third quarter 2006 $0.1 million in credit card fees related to lower sales volumes.

SG&A Expenses:	Three Month Period Ended September 30, 2006	Three Month Period Eneded September 30, 2005	Increase (Decrease)
	(Dollars in thousands)

Stock-based Compensation	$0.2	$-	$0.2
Salary and Benefits	1.7	1.6	0.1
Severance	0.2	-	0.2
Depreciation & Amortization	0.1	0.1	-
Advertising Expense	1.0	1.0	-
Credit Card Fees	0.5	0.6	(0.1)
Telecommunications, Hardware and Storage	0.3	0.4	(0.1)
Legal, Audit, Insurance, and other Regulatory Fees	0.2	0.1	0.1
Facilities Expense	0.2	0.2	-
Related Party Management Fees	-	0.1	(0.1)
Warehouse Expense	0.2	0.2	-
Other SG&A	-	0.1	(0.1)
	$4.6	$4.4	$0.2

Other Expense: Interest income was $0.01 million for the quarter ended September 30, 2006 versus interest expense of $0.6 million for the quarter ended September 30, 2005. The Company retired all debt after receiving the capital raised on December 29, 2005.

Net Losses: The Company experienced a net loss of $2.7 million or $.13 per share for the quarter ended September 30, 2006 compared to a net loss of $1.8 million or $.74 per share for the quarter ended September 30, 2005.

Comparison of Nine Months ended September 30, 2006 and September 30, 2005

Net Revenues: Net revenues for nine months ended September 30, 2006 were $53.6 million, a decrease of $11.7 million or 17.9%. Direct consumer revenues decreased $14.9 million or 26.6%, direct business revenues increased $2.3 million and UCM revenues increased $0.9 million or 32.8% over the same nine month period a year ago. Desktop computer sales volumes decreased 54.5% and average sales prices decreased 15.3%. Monitor sales volumes were down 39.1% and Portable computer volumes were flat. Average sales prices of monitors and portable computers were down 15.5% and 17.3% respectively.

Total orders increased by 52,000 or 16.9% from 308,000 to 360,000 for the nine months ended September 30, 2006. The direct consumer orders decreased 25,000 or 20.7% and UCM orders increased 77,000 or 41.2%. Traffic to the website was 20.1 million visitors for the nine months ended 2006 versus 22.7 million visitors for the same period in 2005. The average order value for the direct and UCM channels were $435 and $110 versus $478 and $112 from a year ago, respectively.

Gross Profit: Gross profit for the nine months ended September 30, 2006 was $7.0 million, compared to $8.5 million for the same period a year ago. The direct consumer business decreased $2.8 million due to an increase in inventory reserves of $1.1 million and decreases in the average sales prices in the desktops, monitors and laptop computer categories. The decrease was offset by a $0.9 million increase in gross profit in the UCM category.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the nine months ended September 30, 2006 were $14.6 million, an increase of $1.1 million, or 8.1%, compared to nine months ended September 30, 2005. Advertising expenses increased $0.5 million, or 16.1%, for the nine months ended September 30, 2006 primarily due to our attempt to increase internet visitors to the website. In addition, the Company launched a $0.2 million Direct Response television (DRTV) test campaign in the third quarter trying to grow brand awareness and website traffic to the webpage. Visitors to the website were 20.1 million for the nine months ended 2006 versus 22.7 million for the same period in 2005.

General & Administrative expenses increased by $0.6 million, or 5.8%, from the nine months ended September 30, 2005. The increase for the nine months ended September 30, 2006 was due to an increase of $0.4 million in legal, accounting, and increased director and officer insurance expenses required for being a public company, $0.2 million in stock-based compensation, $0.2 million in severance compensation as a result of eliminating certain positions, and $0.2 million in depreciation and amortization. The increases were offset by decreases of $0.3 million in related party management fees, $0.2 million in telecommunications and hardware due to expiring operating leases and reduction in hosting related fees and $0.2 million in other G&A.

SG&A Expenses:	Nine Month Period Ended September 30, 2006	Nine Month Period Ended September 30, 2005	Increase (Decrease)
(Dollars in thousands)	(Dollars in thousands)

Stock-based Compensation	$0.7	$0.5	$0.2
Salary and Benefits	4.8	4.7	0.1
Severance	0.2	-	0.2
Warehouse Expense	0.7	0.6	0.1
Depreciation & Amortization	0.3	0.1	0.2
Advertising Expense	3.6	3.1	0.5
Credit Card Fees	1.8	1.8	0.0
Telecommunications, Hardware and Storage	1.0	1.2	(0.2)
Legal, Audit, Insurance, and other Regulatory Fees	0.8	0.4	0.4
Facilities Expense	0.6	0.5	0.1
Related Party Management Fees	-	0.3	(0.3)
Other G&A	0.1	0.3	(0.2)
	$14.6	$13.5	$1.1

Other Expense: Interest income was $0.2 million for the nine months ended September 30, 2006 versus interest expense of $1.5 million for the nine months ended September 30, 2005. The Company retired all debt after receiving the capital raised on December 29, 2005 resulting in a reduction of interest expense and an increase in interest income for the nine month period ended September 30, 2006.

Net Losses: The Company experienced a net loss of $7.4 million or $0.37 per share for the nine months ended September 30, 2006 compared to a net loss of $6.5 million or $2.62 per share for the same period ended September 30, 2005.

Liquidity and Capital Resources

Historically, our primary sources of capital had been cash flow from operations and loans from affiliated parties. More recently, our primary source of cash flow has been from operations and the $29.5 million raise in the December 29, 2005 private offering.

Net cash used in operating activities for nine months ended September 30, 2006 was $12.7 million, compared to $6.1 million used in the nine months ended September 30, 2005. Inventory increased $0.9 million or 14.5% from December 31, 2005. The increase in inventories was intended to reverse the decline in the direct consumer channel sales, but as mentioned above, the declines in sales of computer related products stunted the growth and contributed to increased mark downs of inventory in these categories in 2006. Accounts receivable increased $0.5 million due to the growth of the direct business to business channel and the nature of payment terms associated with this type of business. Additionally, accounts payable and accrued expenses decreased $6.2 million due to the timing of payments in 2006.

Net cash provided by investing activities was $5.5 million for nine months ended September 30, 2006 compared to $0.1 million used in the same period last year. Restricted investments used primarily as collateral on irrevocable letters of credit decreased during the quarter as we used our credit facility which provides for up to $7.0 million in letters of credit alleviating the need for restricted investments. On July 26, 2006, the Company purchased certain assets for $0.7 million of the online auction company, Bidville, Inc. which includes the company’s customer file, brand name, URL and related online technologies.

Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2006 compared to a cash inflow of $5.0 million for the same period last year. The cash outflow in 2006 was primarily made up of payments on the IBM flooring facility of $1.3 million. The cash inflow of $5.0 million for the nine months ended September 30, 2005 was from related party borrowings to fund operating losses and working capital needs.

On February 3, 2006, the Company completed the second part of the private offering of its Units to accredited investors. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described in Note 4 for an aggregate of $13.5 million. The Company also redeemed the 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to the merger and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described in Note 4. The second part of the private offering resulted in no net cash proceeds being retained by the Company.

We currently estimate that we will incur material commitments for capital expenditures equal to $1.0 million for systems upgrades which shall be made within the next calendar year.

We believe that current working capital, together with cash flows from operations and availability under our credit facility will be adequate to support our current operating plans for at least the next 12 months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis. In connection with this review, we have established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to our Chief Executive Officer and Vice President, Finance to allow timely decisions regarding required disclosure. Our compliance committee is comprised of our principal risk management officer and other members of our management team.

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

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the third quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2006, options to purchase an aggregate of 413,500 shares of our common stock were granted to employees. Options to purchase an aggregate of 1,600 shares at $7.10 per share were granted on January 15, 2006, options to purchase an aggregate of 300 shares at $6.50 per share were granted on February 14, 2006, options to purchase an aggregate of 70,500 shares at $6.75 per share were granted on March 15, 2006, options to purchase an aggregate of 10,400 shares at $6.25 per share were granted on April 15, 2006, options to purchase an aggregate of 10,500 shares at $6.69 per share were granted on May 15, 2006, and options to purchase an aggregate of 1,000 shares at $6.50 per share were granted on June 15, 2006. Options to purchase an aggregate of 268,200 shares at $6.49 were granted on July 15, 2006, options to purchase an aggregate of 50,000 shares a $4.99 were granted on August 15, 2006. Options to purchase an aggregate 1,000 shares at $3.65 were granted on September 15, 2006. The options all have a term of ten years and vest in four annual increments beginning on the first anniversary date of the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

None

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 14, 2006.

UBID.COM HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)