Form 10-K
period 2006-12-31
uBid.com Holdings, Inc.
filed 2007-03-30
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-50995
________________

uBid.com Holdings, Inc.
(formerly known as Cape Coastal Trading Corporation)
(Exact name of registrant as specified in its charter)

Delaware	52-2372260
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

8725 W Higgins, Suite 900, Chicago, Illinois 60631
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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $6.47 at June 30, 2006 ) was approximately $41.3 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of, March 15, 2007, was 20,333,333.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Page

Item 1. Business	1-13
Item 1A. Risk Factors	14-28
Item 1B. Unresolved Staff comments - Not Applicable
Item 2. Properties	29
Item 3. Legal Proceedings	29
Item 4. Submission of Matters to a Vote of Security Holders	29

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6. Selected Financial Data	31-33
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-44
Item 8. Financial Statements and Supplementary Data	45-67
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A. Controls and Procedures	68
Item 9B. Other Information	68

PART III

Item 10. Directors and Executive Officers of the Registrant	68-71
Item 11. Executive Compensation	72-79
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80-82
Item 13. Certain Relationships and Related Transactions and Director Independence	82
Item 14. Principal Accountant Fees and Services	84

PART IV

Item 15. Exhibits and Financial Statement Schedules	85

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Item 1. Business

Overview of Business

uBid.com Holdings, Inc. is a holding company for uBid, Inc., and Dibu Trading Corp. our operating businesses. For purposes of this Annual Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiaries.

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

On December 29, 2005, uBid entered into a Merger Agreement and Plan of Reorganization with Cape Coastal Trading Corporation (the previous public reporting entity), and uBid Acquisition Co., Inc., a wholly-owned subsidiary of Cape Coastal. Under the Merger Agreement, uBid Acquisition Co. merged with and into uBid, with uBid remaining as the surviving corporation and our wholly-owned subsidiary. On the Closing Date, the holders of uBid’s issued and outstanding capital stock before the merger surrendered their shares of uBid’s capital stock and received 8,800,000 shares of our common stock, with up to 444,444 of such shares of common stock subject to redemption at a  redemption price of $4.50. The holders of Cape Coastal’s issued and outstanding common stock before the merger retained 599,331 shares of common stock. Before the merger, Cape Coastal Trading Corporation was a shell company.

Also on December 29, 2005, we completed the first part of a private offering to accredited investors. We sold 10,000,003 shares of our common stock and warrants to purchase 2,500,003 shares of our common stock (the “Units”), for aggregate consideration of $45 million. The warrants issued to the investors are exercisable for five years at an exercise price of $5.85. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10.5 million of debt held by the Petters Group and $5.0 million of debt held by certain other lenders. Rather than accepting cash consideration for the common stock and warrants acquired by these investors, we agreed to issue common stock and warrants for consideration of the note holders’ cancellation of the existing notes. Of the 3,444,444 Units issued in exchange for debt, 2,222,224 Units were issued to Petters Group with such common shares that were subject to redemption at a redemption price of $4.50. For debt exchanged with Units that did not have redeemable common shares, the value of the securities issued in exchange for the debt equaled the face value of the debt exchanged, and accordingly, we did not recognize or record a gain or loss. Due to the higher value of the redeemable common shares issued to Petters Group, we realized a loss of approximately $1.2 million upon the exchange of such debt. However, as the Petters Group is considered a significant related party to us, the exchange was treated for accounting purposes as a capital transaction and the resulting loss was reflected as a dividend to shareholders rather than as a direct reduction of net earnings. Therefore, the consideration we received on December 29, 2005 consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. In addition, on the Closing Date, we issued warrants to purchase 333,333 shares of our common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $600,000, was recorded as interest expense. We also issued warrants to purchase 230,000 shares of our common stock to our placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $522,000, was recorded as a cost of the equity issuance.

On February 3, 2006, we completed the second part of a private offering to accredited investors. In this offering, we sold 3,000,000 shares of our common stock and warrants to purchase 750,002 shares of our common stock. On February 6, 2006, we redeemed a total of 2,666,668 shares of common stock issued earlier subject to redemption to former uBid stockholders and certain participants in the first part of the offering, at a redemption price of $4.50 per share.  We also issued 600,667 shares of common stock to our financial advisor, Calico Capital Group.  Finally, we issued additional warrants to purchase 90,000 shares of our common stock to our placement agents, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $162,000, was recorded as additional costs of the equity issuance.

On July 26, 2006, Dibu Trading Corporation (“Dibu”) was formed. Dibu is our business to business trading arm which deals primarily with retailers and other distributors. Dibu also owns the intangible assets acquired during 2006.

Corporate Information

Cape Coastal Trading Corporation (now known as uBid.com Holdings, Inc.) was incorporated under the laws of the State of New York in 2002 and reincorporated under the laws of the State of Delaware in December, 2005. On February 10, 2006, we amended our Certificate of Incorporation to change our name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.” to reflect that since the merger with uBid, Inc., our business operations are those of uBid. Our principal executive offices are located at 8725 W Higgins, Suite 900, Chicago, Illinois 60631. The telephone number at our principal executive offices is (773) 272-5000. Our website address is www.ubid.com.

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

Industry Overview

Growth of the Internet and E-Commerce

According to Forrester Research, in 2005, United States e-commerce sales approximated $175.3 billion and are expected to grow to approximately $271 billion by 2008, representing a compound annual growth rate of approximately 23%. In addition, according to the U.S. Census Bureau, over the last five years, United States e-commerce sales have tripled as a percentage of total retail sales, growing from 0.8% of total retail sales in the first quarter of 2000 to over 2.3% per quarter.

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

Growth Opportunity in the Surplus Inventory Business

According to AMR Research, the online consumer surplus sector has remained significantly under-penetrated to date, accounting for aggregate sales of less than $2 billion, or 3%, of the $60 billion U.S. excess consumer goods market. Historically, manufacturers and merchants have sold excess goods through various traditional liquidation channels such as factory outlets, catalogs, resellers and mass merchants. Traditional liquidation channels are inefficient for various reasons including the following:

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

▪
Strong Brand and Loyal Customer Base. We have strengthened our “trust” positioning over the past year through advertising, marketing and promotional campaigns and consistent delivery of quality products at low prices. We have amassed over five million member registrations since our inception in 1997.

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

Business Channels

We currently provide suppliers and merchants the opportunity to offer and sell their products in the marketplace through two distinct business channels:

uBid Direct:

The uBid Direct business channel provides us with management control over all aspects of product acquisition, sale and distribution process. Through uBid Direct, we directly source, purchase, warehouse and market surplus inventory from suppliers and merchants in our established network of approximately 3,700 companies. uBid Direct allows suppliers and merchants to achieve immediate cost recovery on their excess, overstock and close-out merchandise. We direct the offer and sale of uBid Direct inventory on our online marketplace through our auction style or fixed price formats. Finally, we manage all order processing, order fulfillment and customer support needs related to uBid Direct inventory. uBid typically earns the margin difference between our purchase and selling price on the auction style and fixed price completed transactions. uBid Direct net sales for the years ended December 31, 2006 , 2005 and 2004 were $61.9 million, $81.2 million and $85.2 million respectively. uBid Direct represented 92.9%, 95.9% and 97.9% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

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

This business channel, launched in July 2003, enables certified merchants to sell their products, while maintaining control over warehousing and fulfillment. It also provides uBid with the ability to reduce costs and risk associated with product procurement while increasing supply and maintaining our trust positioning. UCM net sales for the years ended December 31, 2006, 2005 and 2004 were $4.7 million, $3.4 million and $1.8 million respectively. We earn a commission on all items sold and this channel generated approximately 7.1%, 4.1% and 2.1% of net revenue (representing only our earned commissions) in 2006, 2005 and 2004.

Primary Growth Strategy Objectives

Our objective is to achieve accelerated growth and expansion. To realize this objective we have designed the following growth strategy initiatives:

▪
Increased Consumer and Merchant Base. We intend to continue expanding our consumer user base through focused online marketing tactics. These efforts include paid search listings, comparison shopping, directory listings, affiliate banner ad programs and e-mail marketing. We continue to further optimize our website to increase our free listings within popular search engines (e.g., Google and Yahoo). In addition, we have begun identifying key opportunity segments of our database for targeted activation programs. These efforts have resulted in an increase in traffic to our website, which reached 2.4 million visitors in December 2006, an increase of 47.9% as compared to January 2005.

▪
Product Category Expansion . We plan to continue to add product categories to offer consumers a more comprehensive collection of merchandise. We have been successful in increasing product categories including collectibles and antiques, music, movies, games and apparel while expanding the depth of merchandise offered in all categories, particularly jewelry and gifts, home and garden, sports and hobbies.

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

The uBid Online Marketplace

We have designed an easy-to-use online marketplace ( www.ubid.com ) to provide a friendly and positive shopping experience through interactive auction style and fixed price formats. Consumers may enter the marketplace directly by typing “www.ubid.com” or through a link from various online marketing promotions to the uBid home page, a product category page, sub-category page or individual product listing. From the home page, an individual may choose a specific item from one showcased that day, proceed to a specific category (such as computers or electronics) or respond to a specific promotion.

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

Products and Merchandising

For the year ended December 31, 2006, our product mix based on units sold consisted of approximately 34% new merchandise and 66% refurbished products. This mix fluctuates from quarter to quarter depending on the type of products posted in our marketplace.

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

▪
Implementing a scalable, cost-effective customer retention program. It is critical to have a program that effectively manages new customer relationships from acquisition to activation (1 time bidding/buying) to repeat purchase. We have recently begun investing in the implementation of our customer retention management. Our efforts to date have been focused on developing programs aimed at improving bidding/buying behavior among key customer segments: 1) recent bidders, 2) lapsed and long lapsed bidders, 3) inactive members (i.e., never bid), 4) registered members without a credit card on file, and 5) members without an opt-in e-mail address. In addition, we are working on a long term customer retention management strategy, which is expected to include development of a marketing data warehouse.

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

uBid Technology

Our technology is based on a highly scalable, resilient architecture designed to maintain increased web site availability and improved network performance.

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

In June 2004, we upgraded our new data center and all of our hardware to further enhance the capacity and reliability of our technology platform. Hewlett Packard’s new generation type two servers provide optimal power and capacity to drive our web applications and database servers. All these servers are clustered into individual server farms that are critical to achieving the scale to carry the business moving forward. Additionally, we invested in a storage area network. A storage area network is very critical to providing scale and high levels of availability to our database servers.

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

Competition

The online auction services market is relatively new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new Websites at a relatively low cost. We believe that competition in the online auction market is based predominantly on:

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

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See Item 1A, “Risk Factors,” starting on page 15 of this Annual Report on Form 10-K.

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

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See Item 1A, ”Risk Factors,” starting on page 15 of this Form 10-K.

Employees

As of December 31, 2006, we had 78 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Item 1A. Risk Factors

The risks described below together with all of the other information included in this Form 10-K should be considered carefully. The risk and uncertainties described below and elsewhere in this Form 10-K are not the only ones we face.

Risks Related to Our Company

Revenues in prior periods may not be indicative of our future growth.

Our revenues have fluctuated significantly in the past as a result of varying amounts of funds we have spent on advertising and inventory supply and may fluctuate significantly in the future as a result of changes made in our business over the past eight years. These changes in our business, including changes in ownership, prevent the meaningful use of period-to-period comparisons of financial results. Accordingly, investors should not rely on past revenue as a prediction of our future growth. For a discussion of the changes to our business over the past eight years, see Item 1, “Business,” beginning on page 1.

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. uBid incurred a net loss of approximately $7.6 million for the year ended December 31, 2006. As of December 31, 2006, our accumulated deficit was $25.2 million. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

Our future performance depends substantially on the continued service of our senior management and other key personnel. In particular, our success depends upon the continued efforts of our management personnel, including our President and Chief Executive Officer, Robert H. Tomlinson, Jr., our Executive Vice President, Timothy E. Takesue, and other members of the senior management team. Messrs. Tomlinson, and Takesue have executed employment agreements, but these agreements do not guarantee continued employment. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.

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

We are a holding company with no material assets other than the stock of our wholly-owned subsidiaries. Accordingly, all our operations are conducted by uBid, Inc., and Dibu Trading Corp., our wholly-owned subsidiaries. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements when we are required to comply, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. Additionally, if we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

All liabilities of Cape Coastal Trading Corporation survived the merger and Cape Coastal may have undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

Before the merger with Cape Coastal, we and our legal counsel conducted due diligence on Cape Coastal customary and appropriate for a merger transaction. However, the due diligence process may not have revealed all material liabilities of Cape Coastal currently existing or which may be asserted in the future against us relating to Cape Coastal activities before the consummation of the merger. Any such liabilities of Cape Coastal survived the merger and could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities. As of December 31, 2006, we are not aware of any liabilities of Cape Coastal.

Risks Related to Our Business

We may not be successful in developing brand awareness, and the failure to do so could significantly harm our business and financial condition.

We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of our brand will depend largely on our ability to increase our customer base. If suppliers do not perceive us as an effective marketing and sales channel for their merchandise, or if consumers do not perceive us as offering an entertaining and efficient way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. To attract and retain customers and promote our brand, we expect to continue to increase our marketing and advertising budgets. Failure to successfully promote our brand in a cost effective manner or achieve a leading position in Internet commerce could significantly reduce the revenues we are able to generate from our operations.

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

While not anticipated soon, we may need additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

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

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our website, our business could be harmed .

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

We depend upon our suppliers to provide merchandise for sale through our online marketplace. The availability of merchandise can be unpredictable. Since our inception, we have sourced merchandise from over 3,700 suppliers. Merchandise acquired from Sony and Hewlett Packard accounted for 15.2% and 8.7% of net revenues during the year ended December 31, 2006. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to sell or otherwise provide merchandise for sale in our auctions. We also cannot be certain that we will be able to establish new supplier relationships that ensure merchandise will be available for auction on our website.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 225,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 25,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of March 15, 2007, there were 20,333,333 shares of common stock outstanding, 3,903,336 shares of common stock underlying warrants that have been issued by us, 1,530,600 shares of common stock underlying options or other rights that have been granted under our 2005 Equity Incentive Plan and 969,400 shares of common stock reserved for issuance under our 2005 Equity Incentive Plan. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTC bulletin board.

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

Item 2. Properties

Our principal administrative, engineering, merchandising and marketing facilities total approximately 27,000 square feet and are located in Chicago, Illinois. We currently lease such facilities for $35,000 per month. The lease expires in April 2010.

Our in-house call center is located in Danville, Illinois. We currently lease this facility for $13,125 per month. The lease expires in April 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

As of March 15, 2007, there were approximately 66 holders of record of shares of our common stock.

On, the last reported sales price of our shares on the OTC bulletin board was $1.25. During the first quarter of 2007 through March 15, 2007, the high sales price of our common stock was $1.50 and the low sales price was $1.25.

	2006		2005 (1)
	High	Low	High	Low
First Quarter	$7.20	$6.15	N/A	N/A
Second Quarter	$6.70	$6.25	N/A	N/A
Third Quarter	$6.80	$4.99	N/A	N/A
Fourth Quarter	$3.65	$2.15	N/A	N/A

(1) Our common stock was first cleared for quotation on the NASD OTC bulletin board on October 29, 2004 and has been traded on a very limited basis since that time. On December 15, 2005, in connection with our stock split, NASDAQ issued a new ticker symbol, “CCSR.OB” On January 4, 2006, the common stock traded for the first time. On February 10, 2006, our stock began trading under the ticker symbol “UBHI.OB.”

As of March 15, 2007, there were 20,333,333 shares of common stock issued and outstanding, of which 96,224 were previously registered by Cape Coastal in a registration statement on Form SB-2 filed with the SEC on May 20, 2004 and are therefore freely tradable without restriction or further registration under the Securities Act. Approximately 27,000 shares of common stock were deemed exempt from the registration requirements under the Securities Act based on the provisions of Section 4(1) thereunder and Rule 144 of the Securities Act. On July, 2006 a registration statement on Form S-1 was declared effective, registered 20,210,109 shares of our common stock for resale.

As of the date hereof, there are 3,250,003 warrants issued for the purchase of 3,250,003 shares of our common stock at an exercise price of $5.85. There are 653,333 warrants issued for the purchase of 653,333 shares of our common stock at an exercise price of $4.50. The common stock underlying the above described warrants was registered pursuant to our registration statement on Form S-1.

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

EQUITY COMPENSATION PLAN

Securities authorized for issuance under equity compensation plans as of December 31, 2006 are as follows:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c)
Equity compensation plans approved by security holders	1,530,600	$ 4.55	969,400
Equity compensation plans not approved by security holders	320,000	$ 4.50	—
Total	1,850,600	$ 4.54	969,400

Equity compensation plans not approved by our stockholders consist of warrants to purchase 320,000 shares of common stock, issued to the placement agents in our private offerings on December 29, 2005 and February 3, 2006, exercisable for five years at $4.50 per share.

RECENT SALES OF UNREGISTERED SECURITIES

For a discussion of recent sales of unregistered securities, please see our Current Reports on Form 8-K filed on December 1, 2006.

Item 6. Selected Financial Data

The selected financial data of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in this report.

uBid.com Holdings, Inc. and Subsidiaries
Selected Financial Data
(Dollars in Thousands, except for per share data)
	uBid (1)				Predecessor Company (2)
	Year Ended December 31,			9 Months Ended December 31,	8 Months Ended March 31,	Year Ended July 31,

	2006	2005	2004	2003	2003	2002
Net Revenues	$66,559	$84,592	$87,002	$65,656	$103,484	$385,995

Cost of Revenues	56,421	73,062	75,837	54,491	100,252	368,405

Gross Profit	10,138	11,530	11,165	11,165	3,232	17,590

Operating Expenses
General and administrative (3)(4)	12,973	13,045	12,112	9,021	126,527	181,710
Sales and marketing	4,987	4,996	4,260	2,484	5,743	20,012

Total operating expenses	17,960	18,041	16,372	11,505	132,270	201,722

Loss From Operations	(7,822)	(6,511)	(5,207)	(340)	(129,038)	(184,132)

Miscellaneous Income	-	-	-	21	-	-

Interest Income (Expense), net	267	(2,538)	(1,102)	(651)	(6,006)	(8,279)

Net Loss	(7,555)	(9,049)	(6,309)	(970)	(135,044)	(192,411)

Preferred Stock Dividends	-	(1,216)	(60)	(60)	-	-

Net Loss Available to Common Shareholders	$(7,555)	$(10,265)	$(6,369)	$(1,030)	$(135,044)	$(192,411)

Net Loss per share - Basic and
Diluted	$(0.37)	$(3.88)	$(2.56)	$(0.41)	$ N/M	$ N/M

Weighted Average Shares - Basic and Diluted (5)(6)	20,260,689	2,643,936	2,487,107	2,487,107	N/M	N/M

Balance Sheet Data (as of period end):

Total current assets	$22,052	$36,120	$11,817	$11,257	$17,349	$34,759
Total assets	23,578	36,644	12,146	11,653	22,047	134,318
Total current liabilities, excluding debt	3,843	9,652	7,030	7,562	168,882	145,707
Long-term debt including current maturities	-	410	11,320	3,986	1,405	1,807
Redeemable Common Stock (7)	-	12,000	-	-	-	-
Total shareholders equity (deficit)	19,735	14,582	(6,204)	105	(148,240)	(13,196)

(1)
The current uBid business was substantially acquired by Petters Group in April 2003 at which time purchase accounting was applied to adjust all carrying values to estimate current market value (after deduction for negative goodwill) and the business started accounting for all of its costs of operations without allocations of such costs from its prior parent.

(2)
Predecessor financials for the year ended July 31, 2002 and the eight months ended March 31, 2003 were derived solely from the accounting records of CMGI, the sole shareholder of our predecessor (which acquired our business in April 2000), and using historical results of operations, and historical basis of assets and liabilities of such predecessor's business. The statements of operations include fees charged for certain corporate funtions historically provided to us by CMGI, including administrative services (accounting, human resources, tax services, legal and treasury), inventory management and order fulfillment, information systems operations and administration, and advertising services. These fees were allocated on a specifically identifiable basis or using the relative percentages, as compared to CMGI's other business, net of revenues, payroll, net cost of goods sold, square footage, headcount, or other.

(3)	Includes $30, $360, $264 and $148 of management fees charged to uBid by Petters Group for the periods ended December 31, 2006, 2005, 2004 and 2003.
(4)
In April 2000, CMGI acquired uBid and recorded $367.0 million in goodwill which was amortized over a three year period prior to the impairment of all remaining goodwill of $89.4 million (as well as the impairment of the $3.9 million of property and equipment) during the period ended March 31, 2003. Pro forma net loss for the fiscal years ended July 31, 2002 was $70.4 million had uBid not amortized goodwill during these periods.

(5)	Computation for periods ended prior to April 2003 is not meaningful (N/M) because there was no common stock outstanding during those periods.
(6)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal.

(7)
At December 31, 2005, represents 2,666,668 shares of common stock subject to redemption after the merger with Cape Coastal Trading Corporation and the first private offering. Such shares were redeemed in February 2006.

Selected Quarterly Financial Data
(Dollars in Thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2006	2006	2006	2006	2005	2005	2005	2005
Net	$13,008	$14,366	$19,097	$20,088	$19,295	$18,594	$19,885	$26,818
Cost of	9,838	12,425	16,980	17,178	16,306	15,497	17,095	24,164
Gross	3,170	1,941	2,117	2,910	2,989	3,097	2,790	2,654
Operating
General	2,534	3,454	3,451	3,534	3,185	3,111	3,602	3,147
Sales	866	1,160	1,436	1,525	1,339	1,247	1,127	1,283
Total	3,400	4,614	4,887	5,059	4,524	4,358	4,729	4,430
Loss from	(230)	(2,673)	(2,770)	(2,149)	(1,535)	(1,261)	(1,939)	(1,776)
Interest	60	12	49	146	(1,042)	(572)	(507)	(417)
Net Loss	(170)	(2,661)	(2,721)	(2,003)	(2,577)	(1,833)	(2,446)	(2,193)
Preferred	-	-	-	-	(1,171)	(15)	(15)	(15)
Net Loss	$(170)	$(2,661)	$(2,721)	$(2,003)	$(3,748)	$(1,848)	$(2,461)	$(2,208)
Basic and D	$(0.01)	$(0.13)	$(0.13)	$(0.10)	$(1.26)	$(0.74)	$(0.99)	$(0.89)
Weighted Share	20,333,333	20,333,333	20,333,333	19,955,536	2,974,603	2,487,107	2,487,107	2,487,107

The selected quarterly data above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

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

Key Business Metrics

We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

Gross Merchandise Sales (GMS): Gross Merchandise Sales differ from revenues normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) in that gross bookings represents the gross sales price of goods sold by the Company (including sales through our UCM Program) before returns, sales discounts, and cancellations.

Number of Orders : This represents the total number of orders shipped in a specified period. We analyze the number of orders to evaluate the effectiveness of our merchandising and advertising strategies as well as to monitor our inventory management.

Average Order Value: Average order value is the ratio of gross sales divided by the number of orders generated within a given time period. We analyze average order value primarily to monitor costs and other operating expenses.

Visitors: A Visitor is a consumer or business that voluntarily clicks through to the website (uBid.com) using both online and offline advertising stimulus. Visitors don’t include third party site pops, pop unders, or non converting impressions to the website. Examples of online marketing channels we advertise on are: affiliate banner networks, comparison shopping sites, paid and organic search engines, and email.

Bidders: A Bidder is a visitor that places a bid on an item up for auction on the website (uBid.com).

Visitors to Bidder Conversion: The percentage of visitors that bid on an auction item. We use this as a measure of the effectiveness of advertising.

Approved UCM Program Vendors: Vendors that have gone through the approval process to sell merchandise through our website.

Cost per Bidder: Cost of each bidder during the month computed by dividing the sales and marketing expense by number of bidders.

Cost per Registration: Cost of each registration obtained during the month computed by dividing the sales and marketing expense by number of registrations.

	Q4		Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2006		2006	2006	2006	2005	2005	2005	2005
Measure
GMS (in thousands)	$26,276		$26,528	$30,286	$31,167	$31,035	$27,215	$28,020	$34,623
Number of orders (in thousands)
Direct	24		23	37	36	43	36	39	46
uBid Certified Merchant	99		89	88	87	93	72	64	51
Total orders	123		112	125	123	136	108	103	97
Average Order Value
Direct	$424		$424	$416	$465	$398	$495	$493	$443
uBid Certified Merchant	$126		$128	$110	$107	$108	$112	$106	$119
Visitors (in thousands)	6,529		6,488	7,215	6,369	7,051	8,287	7,545	6,829
Bidders (in thousands)	239		211	255	241	267	222	251	243
Bidders to Visitors Percentage	3.7%	%	3.3%	3.5%	3.8%	3.8%	2.7%	3.3%	3.6%
Approved UCM Vendors	2,049		1,716	1,307	949	628	401	202	169

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

Our revenue is dependent in part on sales of products purchased from Sony Electronics, Inc (“Sony”). and Hewlett-Packard Company (“HP”). Sales of Sony-related products represent 15.2%, 36.6% and 55.1% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Sales of HP-related products represented 8.7%, 10.4% and 9.8%  of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Electronic Hardware Services represented 5.6% of our net sales in the year ended December 31, 2006. No other supplier represented more than 5% of our net revenues for any period presented.

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

Expenses: Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, common area maintenance, depreciation, credit card processing charges, bad debt expenditures, legal and accounting fees and administrative service charges from Petters Group. Order fulfillment costs, primarily warehouse expense, for the years ended December 31, 2006, 2005 and 2004 were $0.8 million or 1.2% of revenues, $0.9 million or 1.0% of revenues, $1.2 million or 1.2% of revenues, respectively. Interest expense, net for the years ended December 31, 2005 and 2004, includes charges by Petters Group for working capital advances. Interest expense, net for the year ended December 31, 2006 includes interest charges from our senior lender. Interest expense related to our IBM flooring facility at a rate of 1% per month on the outstanding balances is included in the years ended December 31, 2006, 2005 and 2004. Interest expense on advances from Petters Group was primarily based on an annual interest rate of 14%.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. There were no options granted prior to December 29, 2005. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized, net of an estimated forfeiture rate for those shares not expected to vest, on a straight-line basis over the requisite service period of the award. Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the year ended December 31, 2006 was $0.7 million.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Expected volatility in 2006 and 2005 was based on a market-based implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

As a result of adopting SFAS 123R, earnings before income taxes in 2006 were lower by $0.7 million than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share in fiscal 2006 was $0.03 per share.

Income Taxes

We account for income taxes under the liability method, under which we recognize deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities and net operating loss carryforwards. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. We have recorded a valuation allowance at December 31, 2006, 2005 and 2004.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

In addition, the Company is reviewing the following Emerging Issues Task Force (“EITF”) consensuses and does not currently expect that the adoption of these will have a material impact on its consolidated results of operations and financial condition:

▪
EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features issued in June 2005 and effective for the Company in the first quarter of 2007, this EITF applies to early retirement programs which create incentives for employees, within a specific age group, to transition from full or part-time employment to retirement before legal retirement age.

▪
EITF 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits.” Issued in June 2006 and effective for the Company in the first quarter of fiscal 2008, this EITF applies to compensated absences that require a minimum service period but have no increase in the benefit even with additional years of service.

▪
EITF 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee.” Issued in November 2006 and effective for the Company in the second quarter of 2007, this EITF requires certain disclosures whenever a change is made to modify or eliminate the time lag (usually three months or less) used for recording results of consolidated entities or equity method investees that have a different fiscal year end than the Company.

▪
EITF 00-19-2, “Accounting for Registration Payment Arrangements”. Issued in December 2006, this pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted.

Results of Operations

The following table sets forth our results of operations for the periods indicated.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, except for per share data)

	Year Ended December 31,
	2006	2005	2004
Net Revenues	$66,559	$84,592	$87,002

Cost of Revenues	56,421	73,062	75,837

Gross Profit	10,138	11,530	11,165

Operating Expenses:
General and Administrative (1)	12,973	13,045	12,112
Sales and Marketing	4,987	4,996	4,260

Total Operating Expenses	17,960	18,041	16,372

Loss From Operations	(7,822)	(6,511)	(5,207)

Other Income (Expense):
Interest Expense	(375)	(2,925)	(1,188)
Interest Income	642	124	86
Miscellaneous Income	-	263	-
Total Other Expense, Net	267	(2,538)	(1,102)

Net Loss	(7,555)	(9,049)	(6,309)

Preferred Stock and Other Deemed Dividends	-	(1,216)	(60)

Net Loss Available to Common Shareholders	$(7,555)	$(10,265)	$(6,369)

Net Loss per share - Basic and Diluted (2)	$(0.37)	$(3.88)	$(2.56)

Weighted Average Shares - Basic and Diluted	20,260,689	2,643,936	2,487,107

(1)	Includes $30, $360 and $264 of management fees charged to uBid by Petters Group for the years ended December 31, 2006, 2005 and 2004.

(2)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange ratio of 2,320 to 1 for the years ended December 31, 2005 and 2004.

Comparison of Year ended December 31, 2006 and Year ended December 31, 2005

Net Revenues:   Net revenues for the year ended December 31, 2006 were $66.6 million a decrease of $18.0 million or 21.3%, compared to $84.6 million for the year ended December 31, 2005. The direct channel revenues were down $19.3 million or 23.7%, mitigated by sales increases in the UCM channel. Under the UCM channel, we record only our commission as revenue since we bear no inventory loss or risk of return. UCM commission revenues increased $1.3 million or 38.2% from the prior year. Visitors to the website decreased 3.1 million or 10.4% over the same period. The number of orders for uBid Direct decreased 27.1% from 163,800 to 119,000. The number of UCM orders increased 29.8% from 283,000 to 363,000. The average order value for uBid Direct decreased by 4.8 % from $457 to $434. The decrease in the average order value is a result of lower overall prices for consumer electronics, other product lines remained substantially unchanged. The average order value for UCM increased from $111 to $115 due to an increase in the number of UCM vendors and changes in the merchandise offered.

Gross Profit:   Gross profit for the year ended December 31, 2006 was $10.1 million, a decrease of $1.4 million compared to the year ended December 31, 2005. Gross profit as a percentage of net revenues increased to 15.2% from 13.6% in the prior year. Generally, our overall margins fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct consumer business, direct business to business and UCM merchants; vendor pricing; customer pricing and inventory management decisions. The direct channel gross profit decreased $2.7 million to $5.5 million from $8.1 million from 2006 to 2005. A substantial investment was made in certain inventory categories in the first and second quarter of 2006 in anticipation of increased visitors to the website. When the increased visitors did not materialize and the inventory aged, we took inventory markdowns totaling $1.4 million in response to decreasing order values. The remaining $1.3 million decrease was primarily due to lower sales volumes and lower average sales prices.

The UCM Gross profit grew $1.3 million to $4.7 million for the year ended December 31, 2006 from $3.4 million for the year ended December 31, 2005. Gross profit as a percentage of net revenues increased to 15.2% from 13.6% in the prior year due to the higher UCM revenues primarily due to an increase in the number of approved UCM vendors.

Sales & Marketing, General and Administrative Expenses:   SG&A expenses for the year ended December 31, 2006 were $18.0 million, down $0.1 million from the year ended December 31, 2005.

Sales and Marketing expenses were unchanged from the prior year. During 2006, the Company launched a Direct Response Television (DRTV) test campaign to grow brand awareness and website traffic. Expenses relating to this campaign totaled $0.4 million for 2006. We eliminated less effective marketing efforts to offset this cost. The cost per bidder increased from $4.37 in the prior year to $4.62 at December 31, 2006.

General and Administrative expenses decreased by $0.1 million or 0.8% primarily due to a $0.7 million increase in stock based compensation expense and a $0.2 million increase in severance pay as a result of eliminating certain positions in the third quarter of 2006. Depreciation and amortization expense increased $0.3 million as a result of increased spending on capital assets and amortizable intangible assets. There were other expense increases of $0.4 million in warehousing and facilities expenses. The increases were offset by a $0.3 million decrease in related party management fees which were discontinued in January 2006, a decrease of $0.7 million in salary and benefits due to lower headcount and a decrease of $0.5 million in credit card fees. The decrease in credit card fees was primarily a result of lower volumes and a $0.4 million settlement in the Visa Check/Master Money antitrust litigation settlement.

Other Expense Net interest income was $0.3 million for the year ended December 31, 2006 versus net interest expense of $2.5 million for the year ended December 31, 2005. The Company retired all of its debt after receiving the capital raised on December 29, 2005. Interest income results from short term investments of excess cash proceeds from the capital raise.

Net Loss: The Company experienced a net loss of $7.6 million or $0.37 per share for the year ended December 31, 2006 compared to a net loss of $10.3 million or $3.88 per share for the year ended December 31, 2005. Net loss per share was dramatically impacted by the issuance of a net 17.7 million shares in the December 2005 and February 2006 capital raises. Our 2005 net loss per share reflects a deemed dividend of $1.2 million related to a loss we experienced upon extinguishment of debt held by a significant shareholder on December 29, 2005.

Comparison of the Years Ended December 31, 2005 and 2004

Net Revenues: Net revenues for the year ended December 31, 2005 were $84.6 million, a decrease of $2.4 million, or 2.8%, compared to $87.0 million for the year ended December 31, 2004. Visitors to the website increased by 10.1 million, or 50.1% over the same period due to increased advertising and inventory items. The number of orders for uBid Direct decreased 2.5% to 163,800 orders. The number of UCM orders increased 59.3% to 283,125 orders. The average order value for uBid Direct decreased by 14.3% from $539 to $457. The decrease in the average order was primarily due to decreasing prices in consumer electronics. The average order value for UCM increased by 8.5% from $102 to $111. We will continue to concentrate significant resources to drive UCM revenue growth by increasing the participation of merchants in our UCM program.

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

Other Expense: Interest expense, net increased to $2.5 million for the year ended December 31, 2005 from $1.1 million for the year ended December 31, 2004 due to higher borrowings required due to increases in working capital and to fund operating losses. Interest expense of $0.6 million was recorded in 2005 for the warrants issued in connection with the bridge notes.

Net Losses: We experienced a net loss of $10.3 million or $3.88 per share for the year ended December 31, 2005 compared to a net loss of $6.3 million or $2.56 per share for the year ended December 31, 2004. Our 2005 net loss per share reflects a deemed dividend of $1.2 million related to a loss we experienced upon extinguishment of debt held by a significant shareholder on December 29, 2005.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary source of capital has been from private offerings of our common stock and warrants to acquire our common stock. We closed the first part of our private offering on December 29, 2005 and the second closing was on February 3, 2006 in which we raised an aggregate of a net $29.5 million.

Net cash used in operating activities for the years ended December 31, 2006, 2005 and 2004 was $9.9 million, $6.7 million and $5.2 million, respectively. The 2006 increase was primarily due to decreases in accounts payable and accrued expenses somewhat offset by lower 2006 net losses and lower inventories. Inventory levels, accounts payable and accrued expense balances fluctuate based on cash availability as well as availability of product in the market. The 2005 increase was primarily due to higher net losses from 2004 offset by cash provided by changes in working capital items; primarily inventories and accrued expenses.

Net cash from investing activities was $5.3 million, ($5.7 million) and $1.9 million for years ended December 31, 2006, 2005 and 2004, respectively. Investing activities during 2004 primarily included a $2.0 million decrease in restricted investments.

Restricted investments used primarily as collateral on irrevocable letters of credit increased during 2005 when a $5.0 million letter credit was issued to major vendor in lieu of restricting cash. In 2006, restricted investments decreased $6.8 million as we used our credit facility which provides for up to $7.0 million in letters of credit alleviating the need for restricted investments. In addition, during the year ended December 31, 2006 the Company had capital additions of $0.7 million and purchased intangible assets of $0.7 million.

Net cash from financing activities was ($1.9 million), $31.9 million and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $1.9 million cash used at December 31, 2006 was primarily due to payments made under the flooring facility. For the year ended December 31, 2005, the inflow was primarily related to the private placement of approximately ten million shares of our common stock and a net increase in debt of $4.6 million. For the year ended December 31, 2004, payments under our flooring facility and other debt agreements partially offset $9.0 million of new borrowings from Petters Group.

In fiscal years 2004 and 2005, we borrowed a total of $10.5 million from Petters Group. The borrowings were secured by a subordinated security interest in all of our assets, were due March 31, 2006 and had an annual interest rate of 14% payable monthly. There were no financial covenants provided for in the notes or security agreement. These notes were cancelled by the note holders and the cancellation was used as consideration in exchange for the issuance to Petters Company, Inc. of 1,222,223 shares of common stock (all of which are subject to redemption and were redeemed during 2006) and warrants to purchase 305,556 shares of common stock, and the issuance to Petters Group of 1,111,111 shares of common stock (1,000,001 of which were subject to redemption and were redeemed during 2006) and warrants to purchase 277,778 shares of common stock. We recorded a loss of $1.2 million on the extinguishment of debt to Petters Group, which represented the difference between the carrying value of the debt and the fair value of the units exchanged which included redeemable shares. The loss was recorded as a deemed dividend.

On November 10, 2003, we entered into an amended Microsoft Enterprise Agreement with Microsoft, Inc. (the “Microsoft Agreement”). This Microsoft Agreement enables us to license one or more of Microsoft’s license products across our platform to ensure that our entire enterprise will be licensed. Under the terms of the agreement, amounts are payable in quarterly installments of approximately $102,000 through December 31, 2006. We accounted for the amended agreement by adjusting the then present balance of the obligation under the existing agreement to the new obligation under the amended agreement. The incremental additional obligation of $80,000 associated with the amended agreement was capitalized in computer software and is being amortized over its estimated useful life, which ended December 31, 2006. The agreement with Microsoft was renewed in January 2007 for a term of three years at a cost of $0.1 million a year.

In April 2005, we entered into a 90 day debt agreement with Lancelot Investors Fund, L.P. (“Lancelot”), which was extended for one year on July 26, 2005. The note bore interest at an annual rate of 14% due monthly. The note was to be due in July 2006 and was guaranteed by Petters Group and Thomas J. Petters, a stockholder. This debt was retired with proceeds from our first private offering to accredited investors in December 2005.

In October 2005, we obtained $5.0 million in bridge notes from two investors (the “Note Holders”). On closing of our private placement in December 2005, the Note Holders exchanged the bridge notes for 1,111,111 shares of common stock and we issued to the Note Holders warrants to purchase 333,333 shares of common stock for a period of three years at an exercise price of $4.50 per share. The fair value of the warrants was determined to be $0.6 million, using the Black-Scholes model and was recorded as interest expense in the accompanying statements of operations.

On December 29, 2005 in connection with the first part of a private offering, including the issuance and exchange of the bridge notes, we received cash proceeds of approximately $25.4 million. The proceeds received in the second part of the private offering on February 3, 2006 resulted in no net proceeds to uBid because the proceeds were used to pay related fees and expenses of $1.5 million and $12 million of the proceeds were used to redeem 2,666,668 shares of common stock in connection with the merger, the first part of the private offering, and cancellation of debt. On February 6, 2006, we redeemed 1,222,223 shares of common stock that were previously issued to Petters Company, Inc. and 1,000,001 shares of common stock previously issued to Petters Group.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25.0 million. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company’s assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank’s prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $0.5 million if the Company terminates the Credit Agreement during its first year, $0.4 million if it terminates the Credit Agreement during its second year and $0.1 million if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $0.01 million. The Company as of December 31, 2006 had $0.1 million in deferred financing fees being amortized over the life of the Credit Agreement. As of December 31, 2006, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

We believe that current working capital, together with cash flows from operations and current cash on hand will be adequate to support our current operating plans and any anticipated capital expenditures for at least the next 12 months.

Contractual Obligations

As of December 31, 2006, our only contractual obligations are related to operating leases which consist of base rent under our current leases for both our corporate office and call center. Under both leases we also pay additional rent for our proportionate share of common area maintenance, real estate taxes and other operating expenses. Minimum payments under these leases are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating Leases	$1,530,487	$452,238	$451,749	$468,200	$158,300

Off-Balance Sheet Arrangements

As of December 31, 2006, 2005 and 2004, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, promulgated by the SEC.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be adversely affected by inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We currently have a credit and security agreement subject to floating rates on outstanding balances. However, at December 31, 2006 there was no outstanding balance. We currently have no exposure to risks associated with foreign currency exchange rates. It is our policy not to enter into derivative financial instruments. Accordingly, we do not believe that changes in interest or currency rates will have a material effect on our liquidity, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
uBid.com Holdings, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of uBid.com Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uBid.com Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, uBid.com Holdings, Inc. adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

/s/ BDO Seidman, LLP

Chicago, Illinois
March 27, 2007

uBid.com Holdings, Inc and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, except par value data)

	December 31,
	2006	2005

Assets
Current Assets
Cash and cash equivalents	$14,785	$21,176
Restricted investments	214	7,003
Accounts receivable, less allowance for doubtful accounts of $215 and $60, respectively	1,810	1,306
Merchandise inventories	4,054	5,989
Prepaid expenses and other current assets	1,189	646

Total Current Assets	22,052	36,120

Property and Equipment, net	924	524
Purchased Intangible Assets	602	-

Total Assets	$23,578	$36,644
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$152	$1,612
Accounts payable	2,239	4,456
Accrued expenses:
Advertising	428	397
Merger and offering costs	-	2,000
Other	1,024	1,187
Current maturities of long-term debt	-	410

Total Current Liabilities	3,843	10,062

Redeemable Common Stock, $.001 par value (2,666,668 shares in 2005)	-	12,000
Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized; 20,333,333 and 19,399,334 issued and outstanding, respectively)	20	17
Stock warrants	8,086	6,322
Additional paid-in-capital	36,848	25,907
Accumulated deficit	(25,219)	(17,664)

Total Shareholders' Equity	19,735	14,582

Total Liabilities and Shareholders' Equity	$23,578	$36,644

The accompanying notes are an integral part of these consolidated financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, except for per share data)

	Year Ended December 31,

	2006	2005	2004
Net Revenues	$66,559	$84,592	$87,002

Cost of Revenues	56,421	73,062	75,837

Gross Profit	10,138	11,530	11,165

Operating Expenses:
General and Administrative (1)	12,973	13,045	12,112
Sales and Marketing	4,987	4,996	4,260

Total Operating Expenses	17,960	18,041	16,372

Loss From Operations	(7,822)	(6,511)	(5,207)

Other Income (Expense):
Interest Expense	(375)	(2,925)	(1,188)
Interest Income	642	124	86
Miscellaneous Income	-	263	-
Total Other Income (Expense), Net	267	(2,538)	(1,102)

Net Loss	(7,555)	(9,049)	(6,309)

Preferred Stock and Other Deemed Dividends	-	(1,216)	(60)

Net Loss Available to Common Shareholders	$(7,555)	$(10,265)	$(6,369)

Net Loss per share - Basic and Diluted (2)	$(0.37)	$(3.88)	$(2.56)

Weighted Average Shares - Basic and Diluted	20,260,689	2,643,936	2,487,107

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Includes $30, $360 and $264 of management fees charged to uBid by Petters Group for the years ended December 31, 2006, 2005 and 2004.

(2)	Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange ratio of 2,320 to 1 for the years ended December 31, 2005 and 2004.

uBid.com Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated
	Shares	Dollars	Shares	Dollars	Warrants	Capital	Deficit	Total

Balance, December 31, 2003	2,500	$1,060	2,487,107	$—	$75	$—	$(1,030)	$105

Preferred stock dividends	—	60	—	—	—	—	(60)	—
Net loss	—	—	—	—	—	—	(6,309)	(6,309)
Balance, December 31, 2004	2,500	1,120	2,487,107	—	75	—	(7,399)	(6,204)

Preferred stock dividends	—	60	—	—	—	—	(60)	—
Conversion of preferred stock (1)	(2,500	(1,180)	5,800,159	8	—	1,172	—	—
Exercise of warrants (2)	—	—	436,172	1	(75)	74	—	—
Issuance of common stock (3)	—	—	76,562	—	—	444	—	444
Merger with Cape Coastal (4)	—	—	599,331	—	—	(2,061)	—	(2,061)
Private offering (5)	—	—	10,000,003	8	5,200	29,792	—	35,000
Deemed dividend (6)	—	—	—	—	—	1,156	(1,156)	—
Private offering costs (7)	—	—	—	—	522	(4,670)	—	(4,148)
Warrants issuance (8)	—	—	—	—	600	—	—	600
Net loss	—	—	—	—	—	—	(9,049)	(9,049)
Balance, December31, 2005	—	—	19,399,334	17	6,322	25,907	(17,664)	14,582

Second private offering (9)	—	—	333,332	3	1,560	11,937	—	13,500
Stock Compensation Expense	—	—	—	—	—	708	—	708
Second private offering costs (9)	—	—	600,667	—	204	(1,704)	—	(1,500)
Net Loss	—	—	—	—	—	—	(7,555)	(7,555)

Balance, December 31, 2006	—	$—	20,333,333	$20	$8,086	$36,848	$(25,219)	$19,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)
Conversion of 2,500 shares of convertible voting preferred stock just prior to the merger with Cape Coastal and exchange of resulting 2,500 shares of common stock for the common stock of Cape Coastal at an exchange ratio of 2,320 to 1. See Footnote 3. Dividends were not paid and therefore reflected as a contribution to paid-in-capital.

(2)
Exercise of warrants just prior to the merger with Cape Coastal and exchange of resulting 188 shares of common stock for the common stock of Cape Coastal at an exchange ratio of 2,320 to 1. See Footnote 3.

(3)	The Company issued 33 shares of its non-voting common stock in October 2005 for $444. These shares are also reflected as exchanged common stock at an exchange ratio of 2,320 to 1. See Footnote 3.
(4)
Upon the December 2005 merger with Cape Coastal, which has been accounted for as a reverse acquisition, the previous owners of Cape Coastal retained 599,331 shares of $0.001 par value common stock (out of 200,000,000 authorized shares) and the Company assumed net liabilities of Cape Coastal of $61. In addition, 444,444 shares of common stock owned by the previous uBid stockholders became subject to redemption and were reclassified out of permanent equity. These shares were redeemed during 2006. See Footnote 3.

(5)
Concurrent with the December 2005 merger with Cape Coastal, the Company completed the first part of a private placement under which it issued 10,000,003 shares of common stock and stock warrants valued at $5,200 for an aggregate of $45,000. Of the issued shares, 2,222,224 were subject to redemption and are therefore not classified as permanent equity. These shares were redeemed in 2006.

(6)	Represents loss on extinguishment of shareholder debt. See Footnote 8.
(7)	Private offering costs included warrants issued to transaction advisors valued at $522 and cash expenses of $4,148. See Footnote 3.
(8)	Concurrent with the private offering, the Company issued warrants to certain lenders valued at $600 as provided in the credit agreement governing such debt. See Footnote 3.
(9)
On February 3, 2006, the Company completed the second part of the private offering of Units to accredited investors. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of it’s common stock on the same terms as described above for an aggregate $13,500. The Company also redeemed the 2,666,668 shares of common stock issued in connection to the merger and the first private offering that were subject to redemption at a price of $4.50 per share (and then reissued these shares without the redemption feature as part of the 3,000,000 shares sold). The Company also issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to merger and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of it’s common stock to its placement agents on the same terms as described above. The second part of the private offering resulted in no net cash proceeds being retained by the Company. Issuance costs, including the value of the warrants and the shares issued to Calico Capital Group, were $4,407.

uBid.com Holdings, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,

	2006	2005	2004
Cash Flows From Operating Activities
Net loss	$(7,555)	$(9,049)	$(6,309)
Adjustments to reconcile net loss to net cash used in Operating activities
Depreciation and amortization	438	181	176
Interest expense paid with warrants	-	600	-
Non-cash compensation expense	708	-	200
Changes in assets and liabilities:
Accounts receivable	(504)	(660)	(454)
Merchandise inventories	1,935	1,217	(1,476)
Prepaid expenses and other current assets	(542)	(74)	265
Accounts payable	(2,217)	(13)	2,065
Accrued expenses	(2,133)	1,051	370

Net cash used in operating activities	(9,870)	(6,747)	(5,163)

Cash Flows From Investing Activities
Capital expenditures	(717)	(376)	(109)
Purchased intangible assets	(723)	-	-
Change in restricted investments	6,789	(5,344)	2,011

Net cash provided by (used in) investing activities	5,349	(5,720)	1,902

Cash Flows From financing Activities
Change in flooring facility	(1,460)	1,523	(3,167)
Proceeds from issuance of related-party debt	-	1,500	9,000
Proceeds from issuance of Bridge notes	-	5,000	-
Proceeds from sale of common stock and warrants	13,500	29,500	-
Redemption of common stock	(12,000)	-	-
Fees paid in conjunction with Merger and offerings	(1,500)	(4,148)	-
Payments on notes payable	-	(1,000)	(1,000)
Proceeds from sale of non-voting common stock	-	444	-
Repayment of related-party debt	-	(500)	-
Payments on long-term debt	(410)	(410)	(666)

Net cash (used in) provided by financing activities	(1,870)	31,909	4,167

Net (Decrease) Increase in Cash and Cash Equivalents	(6,391)	19,442	906

Cash and Cash Equivalents, beginning of year	21,176	1,734	828

Cash and Cash Equivalents, end of year	$14,785	$21,176	$1,734

Supplemented Cash Flow Disclosure
Cash paid for interest	$275	$2,494	$1,056

Common stock and warrants issued in exchange for cancellation of related party debt	$-	$10,500	$-

Common stock and warrants issued in exchange for cancellation of debt	$-	$5,000	$-

Warrants and stock issued as stock issuance costs	$2,907	$522	$-

The accompanying notes are an integral part of these consolidated financial statements.

uBid.com Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, except per share data)

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

In April 2000, CMGI, Inc. (“CMGI”) acquired ownership of uBid, Inc. in a stock-for-stock merger transaction valued at approximately $407,000. Upon closing, uBid, Inc. became a wholly- owned subsidiary of CMGI.

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

On December 29, 2005 (the “Closing Date”) , uBid entered into a Merger Agreement and Plan of Reorganization with Cape Coastal Trading Corporation (the previous public reporting entity), and uBid Acquisition Co., Inc., a wholly-owned subsidiary of Cape Coastal. Under the Merger Agreement, uBid Acquisition Co. merged with and into uBid, with uBid remaining as the surviving corporation and our wholly-owned subsidiary.

Before the merger, Cape Coastal Trading Corporation was a shell company. Our business operations following the merger are those of our wholly-owned subsidiaries, uBid and Dibu Trading Corporation.

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

	Year-End	The Company’s fiscal years end on December 31.

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

	Restricted Investments	The Company maintains restricted collateral invested in money market accounts and are used as security for the Company’s office lease and purchases from certain suppliers. Interest on the money market account is earned at 2.0% per annum.

During 2005 the Company was required to maintain Letters of Credit collateralized by restricted investments to support credit lines with certain suppliers. For 2006, a maximum of $7,000 was available under the credit line described in Note 10 eliminating the need for restricted investments.

Accounts Receivable
Accounts receivable consist of amounts due from customers, businesses, and credit cards billed for which payment has not yet been received at year end. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses based on historical trends and known current factors.

Activity relating to the allowance for doubtful accounts is summarized as follows:

December 31,	2006	2005	2004

Balance, beginning of year	$60	$8	$15
Charged to costs and expenses	155	56	1
Write-offs, retirements and recoveries	-	(4)	(8)

Balance, end of year	$215	$60	$8

Merchandise Inventories
Merchandise inventories consist of merchandise purchased for resale and are valued at the lower of specifically identified cost or market. The Company establishes allowances for damages, excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment	Property and equipment are stated at cost and depreciated/amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

Furniture and fixtures	7 years
Computer equipment	3 years
Leasehold improvements	Life of Lease

Maintenance and repairs are charged to expense as incurred. Major betterments are capitalized and depreciated over the remaining useful lives of the respective assets. Gains and losses on disposal of assets are credited or charged to income.

Purchased Intangible Assets	Purchased intangible assets consist primarily of a trademark and customer relationships. These assets are amortized over their estimated useful lives of twelve to twenty-four months.

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the years ended December 31, 2006 and 2005.

Financial Instruments
The carrying amounts reported in the balance sheet for cash, cash equivalents, restricted investments, accounts receivable, flooring facility, accounts payable, accrued expenses and current maturities of long term debt approximate fair value because of the short-term nature of these amounts.

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

For sales of merchandise under revenue-sharing agreements, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. The Company bears no physical inventory loss or returns risk related to these sales. The Company records commission revenue at the time of shipment. Commission revenues recognized under revenue sharing arrangements were $4,686, $3,384 and $1,827 for the periods ended December 31, 2006, 2005 and 2004, respectively.

Shipping and Handling Costs
Shipping costs that are billable to the customer are included in revenue and all shipping costs that are payable to vendors are included in cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the years ended December 31, 2006, 2005 and 2004 were $767, $874, and $1,025 respectively.

Merchandise Return Policy
The Company’s return policy, for all selling arrangements, is that merchandise sold by the Company can be returned within 15 days. Returns are subject to a 15% restocking fee which are included in revenues. Restocking fees for the periods ended December 31, 2006, 2005 and 2004 were $81, $71 and $80, respectively. However, the Company, although not obligated to do so, may accept merchandise returns outside the 15-day period if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. The Company provides an accrual for estimated future returns at the time of shipment based on historical experience.

Activity relating to the merchandise return accrual is summarized as follows:

December 31,	2006	2005	2004

Balance, beginning of year	$(30)	$(30)	$(30)
Charged to costs and expenses	(894)	(458)	(611)
Write-offs, retirements and recoveries	894	458	611

Balance, end of year	$(30)	$(30)	$(30)

Advertising Costs
The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Agreements have varying terms including 1-14 day cancellation clauses. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred.

Total advertising costs included in Sales and Marketing expense in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 were $4,374, $4,297 and $3,756, respectively.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share-based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. There were no options granted prior to December 29, 2005. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the year ended December 31, 2006 was $0.7 million.

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

Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive. Considering the retroactive reflection of the merger with Cape Coastal and the resulting share exchange, no common stock equivalents were outstanding until 2005.

December 31,	2006	2005
Shares subject to stock warrants	3,903,336	3,063,336
Shares subject to stock options	1,530,600	1,721,700
	5,433,936	4,785,036

New Accounting Pronouncements	In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.

In addition, the Company is reviewing the following Emerging Issues Task Force (“EITF”) consensuses and does not currently expect that the adoption of these will have a material impact on its consolidated results of operations and financial condition:

▪
EITF 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features issued in June 2005 and effective for the Company in the first quarter of 2007, this EITF applies to early retirement programs which create incentives for employees, within a specific age group, to transition from full or part-time employment to retirement before legal retirement age.

▪
EITF 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits.” Issued in June 2006 and effective for the Company in the first quarter of fiscal 2008, this EITF applies to compensated absences that require a minimum service period but have no increase in the benefit even with additional years of service.

▪
EITF 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee.” Issued in November 2006 and effective for the Company in the second quarter of 2007, this EITF requires certain disclosures whenever a change is made to modify or eliminate the time lag (usually three months or less) used for recording results of consolidated entities or equity method investees that have a different fiscal year end than the Company.

▪
EITF 00-19-2 , “ Accounting for Registration Payment Arrangements”. Issued in December 2006, this pronouncement requires an entity to recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. If the transfer of consideration is probable and reasonably estimated at inception, the liability should be included in the allocation of proceeds from the financing transaction. The effective date is for financial statements issued for fiscal years beginning after December 31, 2006 and retrospective application is not permitted.

3.	Merger and Private Offerings
On December 29, 2005, Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. (“Acquisition Sub”) and uBid, Inc. entered into a Merger Agreement and Plan of Reorganization. Under the Merger Agreement, Acquisition Sub merged with and into uBid, Inc., with uBid, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of Cape Coastal Trading Corporation (or “Cape Coastal”). Just prior to the closing date, all outstanding convertible preferred shares and warrants to acquire common shares of uBid were converted and exercised such that, just prior to the merger 3,793 common shares were outstanding which were exchanged on a 2,320 to 1 basis on the closing date into 8,800,000 shares of common stock with up to 444,444 shares of common stock subject to redemption at a redemption price of $4.50. The Financial Statements reflect the impact of the merger and the resulting exchange of the Company’s common stock outstanding before the conversion and exercise of the convertible preferred stock and warrants. The stockholders of Cape Coastal before the merger retained 599,331 shares of common stock. Before the merger, Cape Coastal was a public shell company. Concurrent with the merger, the Company amended its Certificate of Incorporation to change its name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.”

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

Concurrent with the merger, the Company completed the first part of a private offering of common stock shares and warrants (the “Units”) to accredited investors. The Company sold 10,000,003 shares of its common stock of which 2,222,224 shares were subject to redemption and warrants to purchase 2,500,003 shares of its common stock at $5.85 for a period of 5 years, for aggregate consideration of approximately $45,000. These warrants were valued at $2.08 per warrant for an aggregate of $5,200 using a Black-Scholes model (see Note 16 for pricing assumptions). Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10,500 of debt held by the Petters Group and $5,000 of debt held by the bridge loan holders. Rather than accepting cash consideration for the Units acquired by these investors, the Company agreed to issue Units at a rate of one Unit for each $4.50 of debt for consideration of the note holders’ cancellation of the existing notes. Of the 3,444,444 Units issued in exchange for debt, 2,222,224 Units were issued to Petters Group with common shares that were subject to redemption at a redemption price of $4.50. For debt exchanged with Units that did not have redeemable common shares, the value of the securities issued in exchange for the debt equaled the face value of the debt exchanged, and accordingly, no gain or loss was recognized or recorded by the Company. Due to the higher value of the redeemable common shares issued to Petters Group, the Company realized a loss of approximately $1,156 upon the exchange of debt for Units with those redeemable common shares. However, as the Petters Group is considered a significant related party to the Company, the exchange was treated for accounting purposes as a capital transaction and the resulting loss was reflected as a dividend to shareholders rather than as a direct reduction of net earnings. Therefore, the consideration the Company received on the Closing Date consisted of approximately $29,500 in cash and $15,500 in cancelled debt. In addition, on the Closing Date, the Company issued warrants to purchase 333,333 shares of its common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $600, was recorded as interest expense. The Company also issued warrants to purchase 230,000 shares of its common stock to its placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $522, was recorded as cost of the equity issuance. These warrants were valued at $1.80 and $2.27, respectively, per warrant for an aggregate of $1,122 using a Black-Scholes model (see Note 16 for pricing assumptions). Issuance costs, including the value of the placement agent warrants, were $4,670.

On February 3, 2006, the Company completed the second part of the private offering to accredited investors. In this offering, the Company sold on the same terms as described above for an aggregate of $13,500, 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock. The Company also redeemed the 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to Cape Coastal and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described above. The second part of the private offering resulted in no net cash proceeds being retained by the Company. Issuance costs, including the value of the placement agent warrants and the shares issued to Calico Capital Group, were $4,407.

4.	Merchandise Inventories	Merchandise inventories consist of the following:

December 31,	2006	2005	2004

Merchandise Inventories	$4,095	$5,973	$6,375
Inventory in transit	108	331	1,352
Less reserves	(149)	(315)	(521)

Total	$4,054	$5,989	$7,206

Activity relating to the inventory reserve is summarized as follows:

December 31,	2006	2005	2004

Balance, beginning of year	$(315)	$(521)	$(935)
Charged to costs and expenses	(1,621)	(1,153)	(1,216)
Write-offs	1,787	1,359	1,630

Balance, end of year	$(149)	$(315)	$(521)

5.	Major Suppliers
During the year ended December 31, 2006, Sony Electronics, Inc. (“Sony”) and Hewlett Packard Company (“HP”), accounted for 12.86% and 7.58%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2006 included in accounts payable and flooring facility were approximately $883 and $254, respectively, to these vendors.

During the year ended December 31, 2005, Sony and HP, accounted for 33.2% and 8.9%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2005 included in accounts payable and flooring facility were approximately $752 and $433, respectively, to these vendors.

During the year ended December 31, 2004, Sony and HP accounted for 54.7% and 10.9%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2004 included in accounts payable and flooring facility were approximately $2,166 and $30, respectively, to these vendors.

6.	Property and Equipment	Property and equipment consist of the following:

December 31,	2006	2005

Computer equipment	$978	$645
Furniture and fixtures	95	53
Leasehold improvements	511	20
Construction in progress	-	150

	1,584	868
Less accumulated depreciation	(660)	(344)

Total	$924	$524

Depreciation and amortization expense was $316, $181 and $176 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Purchased Intangible Assets
During 2006, the Company purchased certain intangible assets consisting of a trademark and customer list totaling approximately $723. Total amortization for the year ended December 31, 2006 was approximately $122. Amortization expense expected to be incurred for the years ending December 31, 2007 and December 31, 2008 is $361 and $240, respectively.

8.	Related Party Transactions	The following represents significant transactions between the Company and Petters Group, a holder of greater than 5% of our voting common stock during 2006, 2005 and 2004.

Service Assistance
The Company had entered into an advisory agreement with Petters Group, whereby Petters Group provided financial and management consulting services to the Company for a fee. General and administrative expenses include approximately $30, $360 and $264 for management fees payable to the Petters Group for services rendered during 2006, 2005 and 2004, respectively. The agreement was terminated in January 2006.

Product Purchases
The Company purchases products from Petters Group for direct purchase sales. Purchases from Petters Group were $365, $1,597 and $1,473 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, amounts due to Petters Group included in accounts payable were $36 and $442, respectively.

Product Sales
Petters Group owns approximately 25% of the outstanding shares of WSS Media, Inc., (“WSS”). During the year ended December 31, 2005, we sold approximately $223,000 in product to WSS Media, Inc. At December 31, 2005, the balance was unpaid. We made no sales to WSS in 2006 and had no outstanding balance at December 31, 2006.

Promissory Notes
During 2005, the Company had a convertible promissory note of $500 due to the Petters Group. This note bore an annual interest rate of 8%. This note and the related unpaid, earned interest was due and paid in full April 8, 2005.

On April 2, 2003, the Company entered into a secured revolving credit agreement with the Petters Group for up to $5,000. On November 22, 2004, the Company entered into a second secured revolving credit agreement for up to $4,000. Both agreements were secured by a subordinated security interest in all of the assets of the Company. Both agreements were renewed on March 21, 2005 and were scheduled to expire on March 31, 2006. Borrowings bore an annual interest rate of 14%. In April 2005, the second secured revolving credit agreement of up to $4,000 was increased by $1,500 to $5,500.

On December 29, 2005, Petters Group debt consisting of $10,500 under the secured credit agreements was cancelled and exchanged for 2,333,334 shares of common stock and 583,333 warrants with a five year life and an exercise price of $5.85. Of the shares of common stock issued, 2,222,224 shares were redeemable at $4.50 per share if the minimum 10,000,000 units were sold in the first private offering and the second private offering occurred within 40 days of the first private offering. All accrued interest was paid on December 29, 2005. A loss of $1,156 on the extinguishment of debt was incurred and was recorded as a deemed dividend in 2005.

During 2005, the Company had a $5,000 note payable that bore interest at 14% due monthly to Lancelot Investments. The note was paid on December 29, 2005 with proceeds from the first private placement. The Lancelot Investment note was guaranteed by the Petters Group.

Interest Expense	A summary of the interest expense on related-party debt is as follows:

December 31,	2006	2005	2004

$500 note payable	$-	$67	$67
$5,000 revolver	-	670	624
$5,500 revolver	-	670	42
Lancelot Investment $5,000 note payable	-	480	-

Total	$-	$1,887	$733

9.	Flooring Facility
During 2006, 2005 and 2004, the Company maintained a short-term $1,000, $4,000 and $1,500 secured flooring facility with IBM (the “Flooring Facility”), respectively, whereby IBM made payments on behalf of the Company to its vendors. Under the terms of the agreement, the Flooring Facility does not bear interest if outstanding balances are paid within the terms specific to each vendor; otherwise, interest is accrued on outstanding balances at the prime rate plus 6.5% (effectively 14.5% at December 31, 2006). The Company accounts for all Flooring Facility purchases as a financing cash inflow, with a corresponding cash outflow for the increase in its inventory. Upon repayment, the cash outflow is reported as a financing activity. The net effect on operating cash flow is the amount of gross profit generated. Interest expense for the years ended and December 31, 2006, 2005 and 2004 relating to the Flooring Facility was $150, $140 and $432, respectively.

As of December 31, 2006 and 2005, amounts outstanding under the Flooring Facility consist of the following:

December 31,	2006	2005
Face value	$154	$1,628

Less discount	(2)	(16)

Present Value	$152	$1,612

During 2006 and 2005, the Flooring Facility was secured by security deposits of $1,000 and $4,000, respectively. (See Note 2, restricted investments, for further explanation.) There are no restrictive covenants on the Flooring Facility.

10	Long-Term Debt
On November 10, 2003, the Company entered into an amended Microsoft Enterprise Agreement with Microsoft, Inc. (the “Microsoft Agreement”). This Microsoft Agreement enables the Company to license one or more of Microsoft’s license products across the Company’s platform to ensure that the entire Company’s enterprise will be licensed. Under the terms of the agreement, amounts were payable in quarterly installments of approximately $102 through December 31, 2006. The December 31, 2005 balance of $410 was paid in 2006. The Company accounted for the amended agreement by adjusting the then present balance of the obligation under the existing agreement to the new obligation under the amended agreement. The incremental additional obligation of $80 associated with the amended agreement was capitalized in computer software and is being amortized over its estimated useful life. Accumulated amortization was $80 at December 31, 2006 and $53 at December 31, 2005.

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

On October 3, 2005, the Company  issued unsecured promissory notes in the aggregate amount of $5,000 (the “Bridge Notes”) to two institutional investors (collectively, the “Note Holders”). In connection with the issuance of the Bridge Notes, the Company, upon the first closing of our private offering on December 29, 2005, issued the Note Holders warrants to purchase 333,333 shares of common stock for a period of three years at a purchase price of $4.50. These warrants were recorded at fair value as interest expense in the accompanying statement of operations. In conjunction with the first closing, the Bridge Notes were exchanged for 1,111,111 Units consisting of 1,111,111 shares of common stock and 277,778 warrants with a five year life with an exercise price of $5.85. These shares did not have a redeemable feature and no gain or loss was recorded in the exchange.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company’s assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. At December 31, 2006, the Company had $3,000 in letters of credit issued as security for purchases from certain suppliers. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank’s prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $400 if it terminates the Credit Agreement during its second year and $100 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10. The Company, as of December 31, 2006, had $100 in deferred financing fees being amortized over the life of the Credit Agreement. As of December 31, 2006, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

11.	Employee Benefit Plans
Company employees participate in a 401(k) savings plan. The plan is open to all full-time eligible employees who have attained age 21 and have completed 30 days of service. Participants may make tax-deferred contributions subject to limitations specified by the Internal Revenue Code. Employee contributions of up to 3% are currently matched by the Company at a rate of 50%. Employees are 100% vested in their pretax contributions at all times and become fully vested in the employer-matching contribution after two years of service. During the years ended December 31, 2006, 2005 and 2004, the Company incurred $69, $70 and $59 of expenses, respectively, related to the 401(k) matching component of this plan.

12.	Contingent Liabilities
From time to time, the Company is subject to claims and administrative proceedings, including product liability matters, resulting from the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company maintains product liability insurance that is evaluated annually and considered adequate. There were no significant contingencies as of December 31, 2006.

13.	Income Taxes	The income tax provision for the years presented is as follows:

Year ended December 31,	2006	2005	2004
Current provision:
Federal	$-	$-	$-
State	-	-	-
Deferred benefit	(2,868)	(3,572)	(2,479)

Benefit for income taxes	(2,868)	(3,572)	(2,479)
Less increase in valuation allowance	2,868	3,572	2,479

Income tax provision	$-	$-	$-

The income tax benefit at the federal statutory tax rate is reconciled to the actual expense for income taxes for the years presented as follows:

Year ended December 31,	2006	2005	2004
Federal income tax benefit at federal statutory rate	$(2,659)	$(3,077)	$(2,159)
Effect of state income taxes	(209)	(495)	(320)
Increase in valuation allowance	2,868	3,572	2,479

Total	$-	$-	$-

Components of deferred income tax assets and liabilities are as follows:

December 31,	2006	2005
Deferred income tax assets:
Net operating loss carryforward	$8,935	6,204
Inventories	177	270
Stock-based compensation	320	-
Allowance for doubtful accounts	45	24
Property and equipment	41	44
Other	25	-
Gross deferred income tax assets	9,543	6,542

Deferred income tax liabilities	-	-
Property and equipment	(43)	-
Prepaid expenses	(208)	(118)

Gross deferred income tax liabilities	(251)	(118)

Net deferred income tax assets	9,292	6,424

Less valuation allowance	(9,292)	(6,424)

Net deferred income tax asset	$-	$-

The Company has an estimated federal net operating loss carryforward as of December 31, 2006 of $22,900 that have expiration dates from 2023 through 2027. Pursuant to section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or may occur in the future. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company has provided a valuation allowance against all of its deferred income tax assets as it is more likely than not that the deferred income tax assets will not be realized.

14.	Leases
The Company leases office space and certain equipment under operating leases expiring through 2010. Total rent expense from operating leases was approximately $605, $591 and $568 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006:

Year	Amount
2007	$452
2008	452
2009	468
2010	158

Total	$1,530

15.	Phantom Stock Appreciation Plan
The Company had a Phantom Stock Appreciation Plan in which certain employees had been issued phantom shares which were subject to certain vesting provisions. The plan was implemented on July 1, 2003 and issued phantom shares were scheduled to vest over four years. Effective July 2005, the Company terminated the Phantom Stock Appreciation Plan. The total expense incurred and recorded in conjunction with the plan termination was $463 in accordance with the plan agreement based on an independent third-party valuation. Payouts required under the plan were made with a portion of the proceeds from the first private offering described in Note 3. The Company recorded compensation expense of $463 and $200 in the years ended December 31, 2005 and 2004, respectively.

16.	Stock Warrants
The Company entered into a warrant agreement with CMGI pursuant to the terms of the asset purchase agreement dated April 2, 2003. The warrant agreement provided CMGI with the right to purchase shares of nonvoting common stock equal to up to 5% of the total fully converted common shares then outstanding, representing 436,172 shares (on a post - exchange basis) as of the acquisition date, at a de minimus exercise price. The warrant was immediately exercisable and had a term of five years. The warrant was assigned an estimated fair value of $75 in connection with the asset purchase agreement as determined by the board of directors based upon the value of the preferred stock issued by the Company in connection with its initial capitalization. The warrants were exercised on December 29, 2005 prior to the merger described in Note 3.

Additional stock warrants issued in December 2005 and February 2006 are described in Note 3. The following table summarizes information about warrants outstanding as of December 31, 2006:

Number Outstanding	Exercise Price	Remaining Contractual Life	Warrant Fair Value at issue date

3,250,003	$ 5.85	5 years	$ 2.08

333,333	$ 4.50	3 years	$ 1.80

320,000	$ 4.50	5 years	$ 2.27

The warrants were valued using a Black-Scholes model using the respective expected life, a risk free interest rate of 5.0%, no expected dividends and a 68.0% volatility. See Note 18 for a description of the assumptions.

17.	Common Stock and Series A Convertible Preferred Stock

	Common Stock	At December 31, 2006 and 2005 there were 200,000,000 shares of common stock $.001 par value authorized and 20,333,333 and 19,399,334 shares issued and outstanding.

In conjunction with the Merger Agreement described in Note 3 and in accordance with the Securities Purchase Agreement, the Company agreed to use its reasonable best efforts to prepare and file, within 45 days of the closing of the first private offering (December 29, 2005), a registration statement registering for resale the shares of common stock acquired by the investors in the private offerings, the shares of common stock underlying the warrants acquired by the investors, the shares of common stock retained by the Cape Coastal stockholders that have not already been registered, the shares issued to former uBid, Inc. stockholders in the merger, the shares of common stock underlying the warrants issued to the placement agents, and the shares of common stock underlying the warrants issued to the Note Holders. If the registration statement had not been filed within 45 days after the closing of the December 29, 2005 offering, the Company would have been required to pay each investor liquidated damages, in cash, absent waivers to the contrary, in the amount of 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. The registration statement was filed within the required time. If the registration statement was not declared effective by the SEC within 120 days of the closing of the December 2005 offering, the Company would have been required to pay each investor damages, in cash, absent waivers to the contrary, in the amount of the 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. In addition, the Company is required to use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all registrable securities covered by such registration statement have been sold or can be sold under Rule 144(k). If an investor is not permitted to sell registrable securities for any reason other than the fault of such Investor for five or more trading days whether or not consecutive, the Company will be required to pay liquidated damages for failing to maintain the effectiveness of the registration statement. The liquidated damage payments would be due on a monthly basis until the applicable event of the default has been cured. Any such payments shall apply on a pro-rata basis for any portion of a month before an event of default is cured. Any late payments shall bear interest at a rate of 1.0% per month until paid in full. The maximum liquidated damages the Company would have been required to pay is 20% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. Absent waivers to the contrary, the maximum penalty the Company would be required to pay is $11,700 if the Company was in default for the entire 24 month period before Rule 144 would take effect. The registration statement was declared effective on July 22, 2006 and the Company obtained waivers through that date. As of December 31, 2006, the Company has not paid any penalties and is in compliance with all terms of the agreement.

Series A Convertible Preferred Stock
As of December 31, 2004, the Company had 2,500 shares of voting Series A Convertible Preferred Stock outstanding (5,800,159 shares of common stock on a post-exchange basis. See also Note 3). These shares were convertible at the option of the holder into one share of voting common stock at a conversion price of $400 per share which approximated fair value at the date of issuance. The voting Series A Preferred Stock automatically converted to voting common stock in the event of a public offering. Dividends on the voting Series A Convertible Preferred Stock were to accrue yearly at an annual rate of 6% however such dividends were never paid.

The shares of preferred stock were converted to common stock on December 29, 2005 prior to the merger described in Note 3 with the unpaid dividends, totaling $180, reflected as a contribution to paid-in-capital at that time.

There are 25,000,000 shares authorized of preferred stock with preferences and rights to be determined by our board of directors. No shares were issued at December 31, 2006 and 2005.

18.	2005 Equity Incentive Plan
The 2005 Equity Incentive Plan is an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock (collectively, “Incentive Awards”) to present and future employees, consultants, directors, and other third party service providers.

A total of 2,500,000 shares of common stock has been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life. At December 31, 2006 and 2005, the Company had options to purchase 1,530,600 and 1,721,700 shares, respectively, of common stock outstanding to certain officers and other employees. The compensation costs charged against income was $708, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in General and Administrative Expenses in the Consolidated Statement of Operations

None of the Incentive Awards granted under the 2005 Equity Incentive Plan were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

The fair value of the options awarded during the years ended December 31, 2006 and 2005, were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

December 31,	2006	2005
Risk -free interest rate	5.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	68.0%	68.0%
Expected life (years)	6.0	4.0
Grant date fair value	$3.59	$2.08
Expected forfeiture rate	4.9%	0.0%

The risk-free interest rate is based on the U.S. Treasury Bill rates. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the future. Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

19.	Subsequent Event	On March 26, 2007, Robert H. Tomlinson, Jr., the Company's CEO, informed the Board of Directors of the Company that he will not be renewing his employment agreement with the Company that terminates on December 29, 2007. Mr. Tomlinson's employment contract automatically renews on an annual basis starting on December 29, 2007 unless Mr. Tomlinson or the Company provides written notice to the other no later than 60 days prior to December 29, 2007 of such parties intent not to renew the contract.

The following is a summary of all of the Company’s stock option activity:

	Shares under option	Weighted-average exercise price per share
Outstanding at December 31, 2004	-	$-
Granted	1,721,700	4.50
Exercised	-	-
Surrendered	-	-
Outstanding at December 31, 2005	1,721,700	4.50
Granted	495,100	4.88
Exercised	-	-
Surrendered	(686,200)	(4.66)
Outstanding at December 31, 2006	1,530,600	$4.55

Exercisable at December 31, 2006	78,125	$4.50

The following is a summary of the Company’s nonvested shares:

	Shares under option	Weighted-average exercise price per share
Nonvested at December 31, 2004	-	$-
Granted	1,721,700	4.50
Vested	-	-
Surrendered	-	-
Nonvested at December 31, 2005	1,721,700	4.50
Granted	495,100	4.88
Vested	(78,125)	(4.50)
Surrendered	(686,200)	(4.66)
Nonvested at December 31, 2006	1,452,475	$4.55

As of December 31, 2006 there was $2,965 of total unrecognized compensation cost related to the nonvested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 3.0 year remaining vesting period of the nonvested option awards. The total fair value of the option awards that vested during the year ended December 31, 2006 was $163.

The following summarizes information about stock options at December 31, 2006:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	December 31, 2006	Life	Price	December 31, 2006	Price
$2.90	400	9.9	$2.90	-	$-
$2.90	51,000	9.9	$2.90	-	$-
$3.55	30,000	9.8	$3.55	-	$-
$3.65	1,000	9.7	$3.65	-	$-
$3.95	500	9.7	$3.95	-	$-
$4.50	1,312,500	9.1	$4.50	78,125	$4.50
$5.30	50,000	9.6	$5.30	-	$-
$5.75	300	9.1	$5.75	-	$-
$6.15	1,000	9.0	$6.15	-	$-
$6.15	50,000	9.0	$6.15	-	$-
$6.45	1,000	9.5	$6.45	-	$-
$6.49	1,000	9.5	$6.49	-	$-
$6.50	300	9.1	$6.50	-	$-
$6.50	15,000	9.2	$6.50	-	$-
$6.50	10,000	9.5	$6.50	-	$-
$6.65	400	9.3	$6.65	-	$-
$6.74	5,000	9.2	$6.74	-	$-
$6.80	1,200	9.5	$6.80	-	$-
	1,530,600		$4.55	78,125	$4.50

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the year ended December 31, 2006 of $2.75 per share and the exercise price, multiplied by the number of in-the-money options) was zero. This amount will change based on changes in the fair market value of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of the date of this report, we have no disagreements with our current accountants. For disclosure regarding past changes in accountants, please see our Current Report on Form 8-K filed with the SEC on January 5, 2006, as amended, and our registration statement on Form S-1 filed with the SEC on July 19, 2006.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

The following table sets forth our executive officers and directors, their ages and position(s) as of December 31, 2006:

Name	Age	Position
Robert H. Tomlinson, Jr.	50	President and Chief Executive Officer and Director

Timothy E. Takesue	38	Executive Vice President, Merchandising

Miguel A. Martinez, Jr.	51	Vice President, Finance and Secretary

Stuart R. Romenesko	43	Chairman of the Board

Paul Traub	55	Director

Kenneth Roering	64	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. Because our Certificate of Incorporation calls for a staggered board, the terms of half of the current directors will expire at our annual meeting in 2008. On February 13, 2007, Steven Sjoblad was appointed Chairman to the Board of Directors by the existing directors. Messrs. Romenesko and Traub resigned from the Board of Directors on March 7, 2007 and Mary Jeffries and David E. Baer were elected by the remaining Directors to fill the vacancies created by their resignations. Officers serve at the discretion of the Board of Directors.

Robert H. Tomlinson, Jr. has more than 25 years of finance, direct marketing and e-commerce experience. On December 29, 2005, Mr. Tomlinson was named President and Chief Executive Officer of uBid.com Holdings, Inc. Mr. Tomlinson joined uBid, Inc. in May 2002 as the Chief Financial Officer after having served as chief financial officer at Forbes.com from April 2000. In April 2003, Mr. Tomlinson became President of uBid, Inc. and in August 2005, he became the Chief Executive Officer of uBid, Inc. Prior to Forbes, Mr. Tomlinson served as chief financial officer for American List Counsel, Inc, an industry leading database marketing organization, a position he had held since 1983. Earlier career experience includes finance and merger & acquisition roles with Young & Rubicam, Inc. and Chase Manhattan Bank, N.A. Mr. Tomlinson holds an MBA in International Finance from Fairleigh Dickinson University, a B.S. in Accounting from Seton Hall University and has a CPA certification in the State of New Jersey. Mr. Tomlinson was appointed as a director of uBid.com Holdings, Inc. on December 15, 2005. On March 26, 2007, Robert H. Tomlinson, Jr., the Company's CEO, informed the Board of Directors of the Company that he will not be renewing his employment agreement with the Company that terminates on December 29, 2007.  Mr. Tomlinson's employment contract automatically renews on an annual basis starting on December 29, 2007 unless Mr. Tomlinson or the Company provides written notice to the other no later than 60 days prior to December 29, 2007 of such parties intent not to renew the contract.

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

Stuart R. Romenesko was appointed as Chairman of the Board of uBid.com Holdings, Inc. on January 30, 2006 until February 12, 2007. He has served as a director of uBid, Inc. since April 2003 and as the non-executive chairman of the board since August 2005. Mr. Romenesko is currently a strategic advisor of Petters Group Worldwide, LLC, a private company focused on creating, developing and investing in companies that manufacture, procure and market merchandising solutions for key growth markets. Mr. Romenesko joined Petters Group in October 2002 as its chief financial officer. From January 2000 to October 2002, Mr. Romenesko was executive vice president, chief financial officer and co-founder of Magnum Technologies, Inc., a private software and services company that quantifies the impact of information technology performance on a company’s line(s)-of-business. He currently serves as a member of the board of directors of Magnum Technologies, Inc. Before joining Magnum Technologies, Inc., Mr. Romenesko was senior vice president finance, chief financial officer, treasurer and assistant secretary for ValueVision International, Inc. (a/k/a ShopNBC), an integrated electronic and print media direct marketing company, from February 1994 to June 1999. Before ValueVision, Mr. Romenesko, a certified public accountant, also served in a variety of capacities at a regional and an international accounting firm. In addition, Mr. Romenesko is a director of Global Traffic Network, Inc. (GNET) a leading provider of custom traffic and news reports to radio and television stations outside the U.S. Mr. Romenesko holds a B.S. in Accounting from Marquette University. Mr. Romenesko resigned from the Board of Directors on March 7, 2007.

Paul Traub Mr. Traub is a founding partner of Traub, Bonacquist & Fox, LLP, a New York based “boutique” firm, focusing on insolvency and corporate restructuring, strategic asset acquisitions and disposition, distressed financings, and litigation. In September 2006 the “Traub Group” joined Dreier LLP, a New York and California based full service firm. He has served as lead counsel to creditors’ committees; and debtors in complex Chapter 11 cases and in transactional work in dozens of cases representing sellers, purchasers and creditors of financially troubled companies, throughout the United States and Canada. As a Strategic Partner Paul acts as a mentor to management of portfolio businesses to evaluate strategic options and opportunities and assists in the negotiation and implementation of those objectives. As a result of over 30 years of legal training combined with an entrepreneurial spirit Paul has developed the unique ability to address issues in “problem” companies to develop and implement an approach to buy, sell, turnaround or liquidate in order to maximize investments. Mr Traub was elected to the Board of Directors on August 1, 2006. In addition, Mr. Traub is an advisor to Petters Group Worldwide, LLC, a principal shareholder of uBid.com. Mr. Traub resigned from the Board of Directors on March 7, 2007.

Dr. Kenneth J Roering Dr Roering was elected to the board on December 1, 2006. He is currently Professor of Marketing in the Carlson School of Management of the University of Minnesota and Executive Vice President, Strategic Management, Marshall BankFirst Corp. He previously served as Chairman of the Marketing Department at the University of Minnesota for five years, and prior to that, occupied the same position at the University of Missouri. In addition, Dr. Roering served as a visiting professor or distinguished guest lecturer at a number of universities, including Northwestern University, Harvard University, University of Michigan, University of Virginia, University of Illinois, University Jean Moulin (Lyon, France) and the Warsaw School of Economics (Poland). Over the past twenty years, Dr. Roering has been a member of the Board of Directors of several private and public companies, and has served as an independent consultant to numerous corporations, including American Express, 3M Cargill, Carlson Companies and Motorola. He currently serves on the Board of Directors of Arctic Cat (Lead Director), Innovex Inc. and Rave Sports. Dr. Roering obtained his doctorate from the University of Iowa. Dr Roering was elected to the board on December 1, 2006,

Our above-listed officers and directors have neither been convicted in any criminal proceeding during the past five years nor parties to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities law or commodities law. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Board of Directors and Committees of the Board

We expect that our Board of Directors will ultimately consist of seven members. We are currently seeking additional qualified members and plan to appoint the remaining members as soon as reasonably practicable. Mr. Tomlinson was appointed to the board in connection with the merger. Mr. Romenesko was appointed to the board following the merger and the first private offering. He was appointed by Mr. Tomlinson on January 30, 2006 to fill a vacancy on the board. Mr. Traub and Mr. Roering were appointed by Messrs Tomlinson and Romenesko. Steven Sjoblad was appointed to the board on February 13, 2007 by Messrs Tomlinson, Romenesko and Traub. On March 7, 2007, Mr. Traub and Mr. Romenesko resigned from our Board of Directors. Mary L. Jeffries and David E. Baer were appointed by Messrs Tomlinson, Roering and Sjoblad to fill these vacancies. Ms. Jeffries and Mr. Baer are employees of Petters Group Worldwide, our largest stockholder. On March 26, 2007, Robert H. Tomlinson, Jr., the Company's CEO, informed the Board of Directors of the Company that he will not be renewing his employment agreement with the Company that terminates on December 29, 2007.  Mr. Tomlinson's employment contract automatically renews on an annual basis starting on December 29, 2007 unless Mr. Tomlinson or the Company provides written notice to the other no later than 60 days prior to December 29, 2007 of such parties intent not to renew the contract.

We hope to list our common stock on a national securities exchange or on the NASDAQ Global Market as soon as practicable. In anticipation of such listing, we intend to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by such national securities exchange. Therefore, we intend that a majority of our directors will be independent directors and at least one director will qualify as an “audit committee financial expert.” Additionally, the Board of Directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the board, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee of the board of directors. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place and the full board of directors is serving in that capacity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. We believe, during fiscal year 2006, that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of its directors, officers and 10% stockholders.

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

Item 11. Executive Compensation

The table below sets forth the compensation earned for fiscal year 2006 by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated executive officers who received annual compensation in excess of $100,000. Such officers are referred to herein as our “Named Executive Officers.”

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our other most highly compensated executive officer that will place in perspective the information contained in the tables that follow this discussion. Our CD&A begins with a description of our former relationship with Petters Group with respect to the original determination of compensation and is followed by a general description of our compensation program and specific information as to its various components. Immediately following the CD&A is the Compensation Report of the Board of Directors, who served in the role of the compensation committee for the fiscal year ending December 31, 2006 (the “Committee Report”). Following the Committee Report are compensation tables describing compensation paid in 2006 and outstanding equity awards held by executives. At the end, we have provided information concerning pension benefits and change-in-control agreements.

Overview

As outlined elsewhere in this report on Form 10-K, prior to the Merger with Cape Coastal on December 29, 2005, uBid, Inc. was a subsidiary owned by the Petters Group. Prior to the Merger, Robert H. Tomlinson, Jr. was the president and chief executive officer and Timothy E. Takesue was our executive vice president of the merchandising of uBid, Inc. and their compensation was determined in accordance with negotiated employment contracts negotiated with Petters Group prior to the Merger. Miguel Martinez, Jr. was the vice president of finance of uBid, Inc. prior to the Merger and his compensation was determined by Mr. Tomlinson when he was hired. In connection with the Merger, Mr. Tomlinson and Mr. Takesue entered into new employment contracts with uBid.com Holdings, Inc. and these agreements continued the same compensation structure that existed prior to the Merger except for the grant of certain options that were issued in connection with the Merger. Mr. Martinez also continued to receive the same compensation that he was paid prior to the Merger and was also granted options after the Merger. The compensation paid to these officers was determined by Mr. Romenesko, who was a member of the board of directors of uBid, Inc. in consultation with human resource representatives from the Petters Group. The compensation payable to Mr. Tomlinson and Mr. Takesue for fiscal years 2006 and 2007 is set forth in their employment agreements with the Company.

Messr(s), Tomlinson, Takesue and Martinez are provided with the same benefits that are available to all of uBid’s salaried employees, as described more fully below.

Objectives of Compensation

The compensation for our Named Executive Officers was determined to attract and retain talented and productive executives who are motivated to protect and enhance the long-term value of the Company for its shareholders. The objective is to tie compensation to business and individual performance and to provide total compensation competitive with our peers. Our compensation levels are reviewed in light of publicly available information on compensation paid by companies in our industry that are similar to us, taking into account our size. The members of the Board of Directors who are not part of management (the “Committee”) administer our compensation decisions. The Committee has not adopted any formal policies for allocating compensation among salaries, bonuses and equity compensation. As part of its consideration, the Committee reviews and discusses market data.

Overview of 2006 Executive Compensation

Base Salary

Base salary for Mr. Tomlinson was approved in the employment agreement entered into in December 2005 based on his position and level of responsibility, individual performance, Petters Group’s salary range for executives at his level and market practices. Mr. Tomlinson’s salary for 2006 was set at $275,000.

Base salary for Mr. Takesue was approved in the employment agreement entered into in December 2005 based on his position and level of responsibility, individual performance, Petters Group’s salary range for executives at his level and market practices. Mr. Takesue’s salary for 2006 was set at $250,000.

Mr. Martinez’s salary was determined by Mr. Tomlinson when Mr. Martinez was hired and was not increased in 2006 from the amount set in 2005.

2005 Equity Incentive Plan

Also on December 15, 2005, our board approved and adopted the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan is an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock awards (collectively, “Incentive Awards”) to our present and future employees, consultants, directors, and other third party service providers. The board has reserved a total of 2,500,000 shares of common stock for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for further awards under the 2005 Equity Incentive Plan. On December 29, 2005, we granted options under the 2005 Equity Incentive Plan to purchase 1,721,700 shares of common stock to our Named Executive Officers and other employees. No options were issued under the 2005 Equity Incentive Plan to any Named Executives in 2006.

Tax and Accounting Implications

We account for the equity compensation expense for our employees and executive officers, including our Named Executive Officers, under the rules of SFAS 123(R), which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Retirement and Benefit Plans

Our Named Executive Officers, including Mr. Tomlinson, participate in the same retirement and benefit plans as all of our salaried employees.

Change-in-Control Agreements

Mr. Tomlinson’s employment agreement provides that if Mr. Tomlinson is terminated by us without cause or if Mr. Tomlinson terminates the agreement for good reason, including a change of control that results in the termination of Mr. Tomlinson’s employment with us or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of his annual base salary at the time of such termination and all health insurance coverage for a period of 12 months following termination. A change of control includes an acquisition of 51% or more of our outstanding voting securities or consummation of a tender offer or exchange offer where the offeree acquires more than 51% of our then-outstanding voting securities.

Mr. Takesue’s employment agreement provides that if Mr. Takesue is terminated by us without cause, or if Mr. Takesue terminates the agreement for good reason, including a change of control that results in the termination of Mr. Takesue’s employment with us or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of his annual base salary at the time of such termination and all health insurance coverage for a period of 12 months following termination.

Mr. Martinez does not have an employment agreement.

	Cash Severance	Years for Continuation of
Named Executive Officer	Multiple	Medical and Dental Benefits
Robert H. Tomlinson, Jr.	1 times ($275,000)	1 year ($12,000)
Timothy E. Takesue	1 times ($250,000)	1 year ($12,000)

Compensation Committee Report

Mr. Romenesko served as the Compensation Committee for fiscal year 2006 because he was the only director (of the two) who was not an employee of the Company. As indicated elsewhere in this report, Mr. Romenesko resigned as a director of the Company on March 7, 2007. Mr. Romenesko has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, Mr. Romenesko has concluded that the Compensation Discussion and Analysis be included in this Form 10-K.

Summary of Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deffered Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert H. Tomlinson, Jr.	2006	275,000	-	-	216,000	-	-	1,500	276,500
President and Chief
Executive Officer

Timothy E. Takesue	2006	250,000	-	-	216,000	-	-	1,500	251,500
President of uBID, Inc.

Miguel A. Martinez, Jr.	2006	159,000	-	-	33,000	-	-	1,500	160,500
Vice President, Finance

(1)
The option awards amounts represent compensation costs charged against income for the year ended December 31, 2006 and included in General and Administrative Expenses. Compensation costs exclude the impact of estimated forfeitures and include the amount of actual forfeitures. See Footnote 18 for additional details of pricing assumptions.

(2)
All options awards were granted on December 31, 2005 at an exercise price of $4.50 per option. Messr(s), Tomlinson’s and Takesue’s options vest 1/3 at the completion of two years of service. The remaining 2/3 vest ratably over the next two years. Mr. Martinez’s options vest ratably over a four year period.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Robert H. Tomlinson, Jr.
President and Chief
Executive Officer	-	500,000	-	$0.00	December 29, 2015	500,000	695,000	-

Timothy E. Takesue
President, uBid, Inc.	-	500,000	-	$0.00	December 29, 2015	500,000	695,000	-

Miguel A. Martinez, Jr.
Vice President, Finance	0	75,000	-	$0.00	December 29, 2015	75,000	104,250	-

(1)
Shares under exercisable awards with no performance condition. In the event of an acquisition of the Company through the sale of substantially all of the Company’s assets and the consequent discontinuance of its business or through a merger, consolidation, exchange, reorganization, reclassification, extraordinary dividend, divesture or liquidation of the Company, the Board may provide for one or more of the following with respect to unvested options: the equitable acceleration of the exercisability of any outstanding options; the complete termination of the Equity Incentive Plan and the cancellation of outstanding options not exercised prior to a date specified by the Board; and the continuance of the Equity Incentive Plan with respect to the exercise of options which were outstanding as of the date of adoption by the Board for such transaction and provide to holders of such options the right to exercise their respective options as to an economically equivalent number of shares of stock of the corporation succeeding the Company by reason of such transaction.

(2)	Shares under unexercisable/unvested awards with no performance conditions.

(3)	There are no unvested awards with performance conditions.

(4)	Based on closing stock price of $1.39 on January 29, 2007.

(5)	There are no unvested awards with performance conditions.

No Options were exercised during the year ended December 31, 2006. The Company did not grant any stock awards during the year ended December 31, 2006.

The following table shows the number of options to purchase common stock granted to each of the Named Executive Officers during 2006.

Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units (#)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($) (2)	Target ($)	Maximum ($)
Robert H. Tomlinson, Jr.
President and Chief
Executive Officer	-	-	-	-	-	-	-	-	-	-

Timothy E. Takesue
President, uBid, Inc.	-	-	-	-	-	-	-	-	-	-

Miguel A. Martinez, Jr.
Vice President, Finance	-	-	-	-	-	-	-	-	-	-

(1)	The Company does not maintain any Non-Equity Incentive Plan Awards

(2)	Includes shares granted under the 2005 Equity Incentive Plan. No awards were granted to the above named executives during the year ended December 31, 2006.

Compensation of Directors

For the fiscal year ended December 31, 2006, the Company’s Board of Directors received aggregate annual compensation of $15,000 for 2006 paid quarterly. The Company does not separately pay for attendance at regular meetings or telephonic calls unless otherwise approved in advance by the Board. Directors receive an option to purchase 50,000 shares of common stock upon appointment to the Board. The exercise price of these options is priced on the date of the grant and the option vests over 16 equal quarterly installments.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stuart R. Romenesko	7,500	-	22,000	-	-	-	29,500

Paul Traub	7,500	-	13,000	-	-	-	20,500

Dr. Kenneth J. Roering	-	-	2,000	-	-	-	2,000

1.
The option awards amounts represent compensation costs charged against income for the year ended December 31, 2006 and included in General and Administrative Expenses. Compensation costs exclude the impact of estimated forfeitures and include the amount of actual forfeitures. In the event of an acquisition of the Company through the sale of substantially all of the Company’s assets and the consequent discontinuance of its business or through a merger, consolidation, exchange, reorganization, reclassification, extraordinary dividend, divesture or liquidation of the Company, the Board may provide for one or more of the following with respect to unvested options: the equitable acceleration of the exercisability of any outstanding options; the complete termination of the Equity Incentive Plan and the cancellation of outstanding options not exercised prior to a date specified by the Board; and the continuance of the Equity Incentive Plan with respect to the exercise of options which were outstanding as of the date of adoption by the Board for such transaction and provide to holders of such options the right to exercise their respective options as to an economically equivalent number of shares of stock of the corporation succeeding the Company by reason of such transaction. See Footnote 18 for additional details of pricing assumptions.

2.	The fair value of options granted to Messr(s), Romenesko, Roering and Traub during the year ended December 31, 2006 was $116,000 $88,000 and $160,000 respectively.

Employment Contracts, Termination of Employment and Change in Control

We have entered into executive employment agreements with our President and Chief Executive Officer, and our Executive Vice President of Merchandising.

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

Mr. Tomlinson’s employment agreement has a term commencing on the execution of the agreement and continuing for a period of 24 months. The agreement provides that if Mr. Tomlinson is terminated by us without cause or if Mr. Tomlinson terminates the agreement for good reason, including a change of control that results in the termination of Mr. Tomlinson’s employment with us or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of his annual base salary at the time of such termination and all health insurance coverage for a period of 12 months following termination. A change of control includes an acquisition of 51% or more of our outstanding voting securities or consummation of a tender offer or exchange offer where the offeree acquires more than 51% of our then-outstanding voting securities.

On March 26, 2007, Robert H. Tomlinson, Jr., the Company's CEO, informed the Board of Directors of the Company that he will not be renewing his employment agreement with the Company that terminates on December 29, 2007.  Mr. Tomlinson's employment contract automatically renews on an annual basis starting on December 29, 2007 unless Mr. Tomlinson or the Company provides written notice to the other no later than 60 days prior to December 29, 2007 of such parties intent not to renew the contract.

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

Compensation Committee Interlocks and Insider Participation

We do not presently have an established compensation committee in place. The Petters Group representatives, including Stuart Romenesko, primarily negotiated the employment agreements of our Named Executive Officers. Messrs. Tomlinson and Takesue, executive officers, participated in compensation discussions regarding our employees.

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

The number of shares subject to the 2005 Equity Incentive Plan, any number of shares subject to any numerical limit in the 2005 Equity Incentive Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in uBid’s outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. In the event of an acquisition of the Company through the sale of substantially all of the Company’s assets and the consequent discontinuance of its business or through a merger, consolidation, exchange, reorganization, reclassification, extraordinary dividend, divestiture or liquidation of the Company, the Board may provide for one or more of the following: (a) the equitable acceleration of the exercisability of any outstanding options; (b) the complete termination of the 2005 Equity Incentive Plan, the cancellation of outstanding options not exercised prior to a date specified by the Board; and (c) the continuance of the 2005 Equity Incentivy Plan with respect to the exercise of options which were outstanding as of the date of adoption by the Board of such plan for such transaction and provide to the holders of such options the right to exercise their respective Options as to an economically equivalent number of shares of stock of the corporation succeeding the Company by reason of such transaction.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2007, the number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) our Chief Executive Officer during 2006 and each of the four most highly compensated executive officers other than our Chief Executive Officer who served as executive officers during 2006 (our “Named Executive Officers”) and (4) all of our directors and Named Executive Officers as a group. The number of shares owned are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The address of each executive officer and director is c/o uBid, 8725 W Higgins, Suite 900, and Chicago, Illinois 60631.

	Shares Beneficially Owned
Name	Number	Percent (1)
Thomas J. Petters (2)(14)	7,680,714	36.72%
Petters Group Worldwide, LLC (3)(14)	6,264,047	30.39%
Tudor Investment Corporation (4)(15)	2,083,334	10.04%
Smithfield Fiduciary LLC (5)	1,956,522	9.38%
D.E. Shaw Valence Portfolios, L.L.C. (6)	1,250,000	6.07%
Alexandra Global Master Fund Ltd. (7)	1,069,446	5.17%
XI Asset Management, LLC (8)	1,241,939	6.11%
Robert H. Tomlinson, Jr.	465,776	2.29%
Timothy E. Takesue	465,776	2.29%
Miguel A. Martinez, Jr. (9)	62,831	0.31%
Steven Sjoblad (10)	13,500	0.07%
Kenneth J. Roering (11)	3,125	0.02%
Mary L. Jeffries (12)	15,000	0.07%
David E. Baer (13)	--	--%

All directors and executive officers as a group (7 people)	1,026,008	5.04%

Notes:

(1)
Based on a total of 20,333,333 shares outstanding as of March 15, 2007. Shares underlying warrants exercisable within 60 days of March 15, 2006 are considered for the purpose of determining the percent of the class held by the holder of such warrants, but not for the purpose of computing the percentages held by others.

(2)
Includes: 6,264,047 shares beneficially owned by Petters Group Worldwide, LLC, including 277,778 warrants exercisable within 60 days by Petters Group Worldwide, LLC; and 305,556 warrants exercisable within 60 days by Petters Company, Inc. Mr. Petters has sole voting and investment power over all of the shares indicated in the table as being beneficially owned by Mr. Petters, Petters Group Worldwide, LLC and Petters Company, Inc.

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

(5)
Includes 527,777 warrants exercisable within 60 days. Highbridge Capital Management, LLC is the trading manager of Smithfield Fiduciary LLC and has voting control and investment discretion over securities held by Smithfield Fiduciary LLC. Glenn Dubin and Henry Swieca control Highbridge Capital Management, LLC. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of the securities held by Smithfield Fiduciary LLC. The address for Smithfield Fiduciary LLC, Highbridge International LLC, and Highbridge Capital Corporation is The Cayman Corporate Center, 4th Floor, 27 Hospital Road, George Town, Grand Cayman, Cayman Islands, BWI. The address for Highbridge Capital L.P., Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca is c/o Highbridge Capital Management, LLC, 9 West 57th Street, 27th Floor, New York, New York 10019. The address for Highbridge Master L.P., Highbridge GP, Ltd. And Highbridge GP, LLC is c/o Harmonic Fund Services, Cayman Financial Centre, Tower C, 36 Dr. Roy’s Drive, George Town, Grand Cayman, Cayman Islands, BWI. This information was provided in a report on Schedule 13G/A filed with the SEC on February 14, 2007 and in information provided to us from Smithfield Fiduciary LLC.

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

(7)
Includes 347,223 warrants exercisable within 60 days. Alexandra Investment Management, LLC, serves as the investment advisor to Alexandra Global Master Fund Ltd. By reason of such relationship, Alexandra Investment Management, LLC, may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra Global Master Fund Ltd. Alexandra Investment Management, LLC disclaims beneficial ownership of such shares of common stock. Messrs. Mikhail A. Filimonov and Dimitri Sogoloff are, respectively, the Chairman, Chief Executive Officer, Managing Member and Chief Investment Officer and the President, Managing Member and Chief Risk Officer, of Alexandra Investment Management, LLC. By reason of such relationships, Mr. Filimonov and Mr. Sogoloff may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra Global Master Fund, Ltd. Each of Messrs. Filimonov and Sogoloff disclaims beneficial ownership of the shares of common stock beneficially owned by Alexandra Global Master Fund Ltd. The address of Alexandra Global Master Fund Ltd. is Citgo Building, Wickams Cay, P.O. Box 662, Road Town, Tortola, British Virgin Islands. The address of Alexandra Investment Management, LLC and Messrs. Filimonov and Sogoloff is 767 Third Avenue, 39th Floor, New York, New York, 10017. This information was provided in a report on Schedule 13G filed with the SEC on February 14, 2007.

(8)
Includes 36,112 warrants exercisable within 60 days. A portion of the shares beneficially owned by XI Asset Management, LLC are beneficially owned by XI Capital Offshore Fund Ltd. (48,246 shares directly owned and warrants to acquire an additional 12,062 shares of common stock) and XI Capital Partners LP (96,200 shares directly and warrants to acquire 24,050 shares of common stock). Adam J. Wolfberg does not own any shares of common stock directly. By virtue of Mr. Wolfberg’s position as Managing Member of XI Asset Management, LLC, Mr. Wolfberg may be deemed to have shared power to vote or direct the vote of, and shared power to dispose or direct the disposition of, the shares of common stock, and therefore, Mr. Wolfberg may be deemed to be the beneficial owner of such shares. The address of XI Asset Management, LLC and Adam J. Wolfberg is 527 Madison Avenue, 6th Floor, New York, New York 100222. This information was provided in a report on Schedule 13G filed with the SEC on February 14, 2007 and information contained in the records of the Company.

(9)	Includes 18,750 options exercisable within 60 days.
(10)	Includes 12,500 options exercisable within 60 days. Mr. Sjoblad was elected to the Board of Directors and as the Chairman of the Board on February 13, 2007.

(11)	Includes 3,125 options exercisable within 60 days.
(12)	Ms. Jeffries was elected to the Board of Directors on March 7, 2007. Includes 3,000 warrants exercisable within 60 days.
(13)	Mr. Baer was elected to the Board of Directors on March 7, 2007.
(14)
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

(15)
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

EQUITY COMPENSATION PLAN

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c)
Equity compensation plans approved by security holders	1,530,600	$4.55	969,400
Equity compensation plans not approved by security holders	320,000	$4.50	—
Total	1,850,600	$4.54	969,400

Equity compensation plans not approved by our stockholders consist of warrants to purchase 320,000 shares of common stock, issued to the placement agents in our private offering on December 30, 2005, exercisable through December 30, 2010 at $4.50 per share.

Item 13. Certain Relationships and Related Transactions and Director Independence

On April 2, 2003, uBid and Petters Group, a holder of greater than 5% of our outstanding common stock, executed a Shared Resources Agreement with a term of one year and automatic renewals of one year until terminated by either party with 60 days’ prior notice. Pursuant to this agreement, Petters Group provides executive, facilities management, finance, general and administrative, legal, marketing, merchandising and operations services to uBid for which uBid was charged $30,000 in 2006, $360,000 in 2005 and $264,000 in 2004. We terminated the Shared Resources Agreement as of January 31, 2006.

We purchase products from Petters Group for direct purchase sales. Purchases from Petters Group were $0.4 million, $1.6 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2003, we issued a convertible promissory note in the principal amount of $0.5 million for the benefit of Petters Group. The promissory note bore interest at an annual rate of 8.0%. This note plus accrued interest was paid in full on April 1, 2005.

On April 2, 2003, we entered into a secured revolving credit agreement and promissory note with Petters Group for up to $5.0 million. On November 22, 2004, we entered into a second secured revolving credit agreement and promissory note for up to $4.0 million. In March 2005, the second agreement was increased to $5.5 million. Both agreements were secured by a subordinated security interest in all of our assets. Both agreements expired March 31, 2006. Borrowings under the revolving line bore an annual interest rate of 14%. There were no financial covenants provided for in the agreements. In connection with the private offerings, the note holders cancelled these promissory notes as consideration in the private offerings for the issuance to Petters Company, Inc. of 1,222,223 shares of common stock and warrants to purchase 305,556 shares of common stock, and the issuance to the Petters Group of 1,111,111 shares of common stock and warrants to purchase 277,778 shares of common stock.

On July 21, 2004, we entered into an agreement with Banco Popular under which we obtained a $5.0 million irrevocable letter of credit for the benefit of Sony Corporation. This letter of credit is used as a security deposit for inventory purchases from Sony. Sony may draw upon the letter of credit in the event we are in payment default. The letter of credit bears an annual interest rate of 2%. Sony then reimburses us 0.5%. The letter of credit is secured by all of our assets. Lancelot and Petters Group guaranteed the letter of credit for the full $5.0 million in the event Sony drew upon the letter of credit. In addition, Banco Popular has entered into inventory buy-back agreements with Sony and Petters Group. Sony and Petters Group have agreed to buy back the Sony product from uBid in the event of a default. The letter of credit expires on July 21, 2007. On October 14, 2005, the Sony irrevocable letter of credit was reduced to $2.5 million. On November 15, 2006, the Sony irrevocable letter of credit was reduced to $1.0 million. All other terms remain the same.

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

Petters Group owns approximately 25% of the outstanding shares of WSS Media, Inc. During the year ended December 31, 2005, we sold approximately $223,000 in product to WSS Media, Inc.

In mid-2005, Cape Coastal entered into an agreement with Calico Capital Group, LLC to serve as its financial advisor in connection with the merger and the private offerings. Thomas J. Petters owns 10% of the outstanding membership interests in Calico. As consideration for its services, we paid Calico a $550,000 fee on the Closing Date. In addition, on February 3, 2006, in connection with the second private offering, we issued Calico 600,667 shares of our common stock, valued at $4.50 per share, with an aggregate value of approximately $2.7 million. Pursuant to a letter agreement, Calico subsequently transferred a total of 50,000 of its shares to two stockholders of the former Cape Coastal Trading Corporation. The agreement to serve as financial advisors was terminated on July 31, 2006.

Review, Approval or Ratification of Transactions with Related Persons.

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Our board of directors reviews such transactions to identify impairments to director independence and in connection with disclosure obligations under Item 404(a) of Regulation S-K of the Exchange Act. In addition, our Code of Ethics includes a conflict of interest policy that applies to our employees, officers and directors. Any transactions with the Petters Group or an entity owned in whole or in part by the Petters Group are reviewed by management and presented for approval to those members of the Board of Directors who are not a member of management or otherwise affiliated with the Petters Group.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees paid to BDO Seidman, LLP, our current independent registered public accountants, for services in the fiscal years ended December 31, 2006 and 2005. In determining the independence of BDO Seidman, LLP, the Board of Directors considered whether the provision of non-audit services is compatible with maintaining BDO Seidman, LLP’s independence.

	2006	2005
Audit Fees	$117,000	$117,000
Audit-Related Fees	249,000	211,000
Tax Fees	—	—
All Other Fees	—	—
Total	$366,000	$328,000

Below is a description of the nature of services comprising the fees disclosed for each category above.

Audit Fees.    The total audit fees and reimbursement of expenses paid to BDO Seidman, LLP were $117,000 for the audit of fiscal year 2006, the reviews of the quarterly financial statements, assistance with registration statement filings and the preparation of consents. The total audit fees and reimbursement of expenses paid to BDO Seidman, LLP were $117,000 for the audit of fiscal year 2005, the reviews of the quarterly financial statements, assistance with registration statement filings and the preparation of consents.

Audit-Related Fees.    The total audit-related fees, including reimbursement of expenses, paid to BDO Seidman, LLP in fiscal 2006 and 2005 were $249,000 and $211,000, respectively, in connection with the private offerings, the merger with Cape Coastal Trading Corporation and related registration statement filings, audits and preparation of consents.

Tax Fees.    There were no tax fees paid to BDO Seidman, LLP in 2006 or 2005.

All Other Fees.    There were no other fees paid to BDO Seidman, LLP in 2006 or 2005.

Before an independent registered public accountant is engaged by us to render audit or non-audit services, the engagement is approved by the Board of Directors. All non-audit services, regardless of amount, are a pre-approved by the Board of Directors. Once an audit committee is established, the engagement of an independent registered public accountant to render an audit and all non-audit services to be provided by that independent registered public accountant will be approved and/or pre-approved by the Audit Committee. All of the fees and services described above under “audit fees,” “audit-related fees,” “tax fees” and “all other fees” were pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial statements commence on page 44:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules.

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits required by Item 601 of Regulation S-K. (Note: Management contracts and compensatory plans or arrangements are identified with a “+” in the following list.)

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).

10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-50995).
10.11
Credit and Security Agreement between uBid.com Holdings, Inc., uBid, Inc. and Wells Fargo Bank, National Association acting through Wells Fargo Business Credit dated May 9, 2006 and Revolving Note in the amount of $25,000,000 issued on May 9, 2006 by uBid, Inc and uBid.com Holdings, Inc. payable to Wells Fargo Bank, National Association.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006 (File No. 000-50995).
16.1	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.	Filed herewith
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2007.

UBID.COM HOLDINGS, INC.

By:	/s/ Robert H. Tomlinson, Jr.
Name: Robert H. Tomlinson, Jr. Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Robert H. Tomlinson, Jr.	President and Chief Executive Officer and Director
Robert H. Tomlinson, Jr.	(Principal Executive Officer)	March 27, 2007

/s/ Miguel A. Martinez, Jr.	Vice President, Finance
Miguel A. Martinez, Jr.	(Principal Financial Officer and Principal Accounting Officer)	March 27, 2007

/s/ Steven Sjoblad
Steven Sjoblad	Director	March 27, 2007

/s/ David E. Baer
David E. Baer	Director	March 27, 2007

/s/ Mary Jeffries
Mary Jeffries	Director	March 27, 2007

/s/ Kenneth J. Roering
Kenneth J. Roering	Director	March 27, 2007

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Robert H. Tomlinson, Jr.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.5	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Anthony Priore.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.6	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-50995).
10.11
Credit and Security Agreement between uBid.com Holdings, Inc., uBid, Inc. and Wells Fargo Bank, National Association acting through Wells Fargo Business Credit dated May 9, 2006 and Revolving Note in the amount of $25,000,000 issued on May 9, 2006 by uBid, Inc and uBid.com Holdings, Inc. payable to Wells Fargo Bank, National Association.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006 (File No. 000-50995).
16.1	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.	Filed herewith
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith