Form 10-Q
period 2007-03-31
uBid.com Holdings, Inc.
filed 2007-05-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of May 07, 2007 was 18,197,783

TABLE OF CONTENTS

		Page
PART I	Financial Information
	Item 1. Consolidated Condensed Financial Statements (Unaudited)
	Consolidated Condensed Balance Sheets (Unaudited) March 31, 2007 and December 31, 2006	3
	Consolidated Condensed Statements of Operations (Unaudited) Three months ended March 31, 2007 and 2006	4
	Consolidated Condensed Statement of Shareholders' Equity (Unaudited) Three months ended March 31, 2007	5
	Consolidated Condensed Statements of Cash Flows (Unaudited) Three months ended March 31, 2007 and 2006	6
	Notes to Consolidated Condensed Financial Statements	7-14
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
	Item 4. Controls and Procedures	20

PART II	Other Information
	Item 1. Legal Proceedings	20
	Item 1A. Risk Factors	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
	Item 3. Default Upon Senior Securities	21
	Item 4. Submission of Matters to a Vote of Security Holders	21
	Item 5. Other Information	21

	Signatures	23

uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except par value data)
(Unaudited)

	March 31, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$13,779	$14,785
Restricted investments	216	214
Accounts receivable, less allowance for doubtful accounts of $215 and $60, respectively	1,223	1,810
Merchandise inventories	6,127	4,054
Prepaid expenses and other current assets	910	1,189

Total Current Assets	22,255	22,052

Property and Equipment, net	859	924
Purchased Intangible Assets	512	602

Total Assets	$23,626	$23,578
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$501	$152
Accounts payable	3,371	2,239
Accrued expenses:
Advertising	462	428
Other	734	1,024

Total Current Liabilities	5,068	3,843

Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized;
20,333,333 issued and outstanding)	20	20
Stock warrants	8,086	8,086
Additional paid-in-capital	37,086	36,848
Accumulated deficit	(26,634)	(25,219)

Total Shareholders' Equity	18,558	19,735

Total Liabilities and Shareholders' Equity	$23,626	$23,578

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,

	2007	2006
Net Revenues	$9,607	$20,088
Cost of Revenues	7,055	17,178

Gross Profit	2,552	2,910

Operating Expenses
General and administrative	3,022	3,534
Sales and marketing	1,069	1,525
Total operating expenses	4,091	5,059

Loss From Operations	(1,539)	(2,149)
Interest Expense	(112)	(47)
Interest Income	176	193
Other Income, net	60	0

Net Loss	$(1,415)	$(2,003)

Net Loss per share - Basic and
Diluted	$(0.07)	$(0.10)
Weighted Average Shares - Basic and Diluted	20,333,333	19,955,536

  The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc.
Consolidated Condensed Statements of Shareholders' Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock		Stock	Paid-in	Accumulated
	Shares	Dollars	Warrants	Capital	Deficit	Total

Balance, December 31, 2006	20,333,333	$20	$8,086	$36,848	$(25,219)	$19,735
Stock compensation expense	—	—	—	238	—	238
Net Loss	—	—	—	—	(1,415)	(1,415)

Balance, March 31, 2007	20,333,333	$20	$8,086	$37,086	$(26,634)	$18,558

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,415)	$(2,003)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation and amortization	182	69
Non-cash stock compensation expense	238	231
Changes in assets and liabilities:
Accounts receivable	587	(871)
Merchandise inventories	(2,073)	(10,334)
Prepaid expenses and other current assets	279	54
Accounts payable	1,132	587
Accrued expenses	(257)	(1,377)

Net cash used in operating activities	(1,327)	(13,644)

Cash Flows From Investing Activities
Capital expenditures	(26)	(45)
Change in restricted investments	(2)	344

Net cash provided by (used in) investing activities	(28)	299

Cash Flows From financing Activities
Change in flooring facility	349	(720)
Proceeds from sale of common stock and warrants	-	13,500
Redemption of common stock	-	(12,000)
Fees paid in conjunction with Merger and offerings	-	(1,500)
Payments on long-term debt	-	(103)

Net cash provided by (used in) financing activities	349	(823)

Net Decrease in Cash and Cash Equivalents	(1,006)	(14,168)

Cash and Cash Equivalents, beginning of period	14,785	21,176

Cash and Cash Equivalents, end of period	$13,779	$7,008

Supplemented Cash Flow Disclosure
Cash paid for interest	$75	$46

Warrants and stock issued as stock issuance costs	$-	$2,907

The accompanying notes are an integral part of these consolidated condensed financial statements.

UBID.COM HOLDINGS, INC. and Subsidiaries
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2007
Dollars in Thousands except per share data
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

The Company’s unaudited consolidated condensed financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2006. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies

Since December 31, 2006, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2006 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three months ended March 31, 2007.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the periods ended March 31, 2007 or 2006.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended March 31, 2007 and 2006 was approximately $238 and $231, respectively.

Recent Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 are as follows:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of fiscal 2007.

We have reviewed the impact of FIN 48 on our consolidated condensed financial statements and have determined we do not have material uncertain tax positions or unrecognized tax benefits and there is no material impact on our financial position, results of operations or cash flows. We classify interest on tax settlements as a component of interest expense and penalties on tax settlements as a component of administrative expense in our financials. The Company’s FIN 48 evaluation was performed for the years 2003 through 2006, which are the years that remain subject to federal and state examinations as of January 1, 2007.

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

March 31,	2007	2006
Shares subject to stock warrants	3,903,336	3,903,336
Shares subject to stock options	1,678,900	1,763,400
	5,582,236	5,666,736

4. Merger and Private Offerings

On December 29, 2005 (the “Closing Date”), Cape Coastal Trading Corporation (or “Cape Coastal”), uBid Acquisition Co., Inc. (“Acquisition Sub”) and uBid, Inc. entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”). Under the Merger Agreement, Acquisition Sub merged with and into uBid, Inc., with uBid, Inc. remaining as the surviving corporation and a 100% owned subsidiary of Cape Coastal Trading Corporation. Just prior to the Closing Date, all outstanding convertible preferred shares and warrants to acquire shares of uBid, Inc. before the merger were converted and exercised such that, just prior to the merger, 3,793 shares of common stock were outstanding which were exchanged on a 2,320 to 1 basis on the closing date into 8,800,000 shares of common stock of Cape Coastal, with up to 444,444 shares of such common stock subject to redemption at a redemption price of $4.50. The stockholders of Cape Coastal before the merger retained 599,331 shares of common stock of Cape Coastal after the merger. Before the merger, Cape Coastal was a public shell company.  Concurrent with the merger, the Company amended its Certificate of Incorporation to change its name from Cape Coastal Trading Corporation to “uBid.com Holdings, Inc.”

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

On February 3, 2006, the Company completed the second part of the private offering of Units to accredited investors. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described above for an aggregate of $13.5 million. The Company also redeemed the 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to Cape Coastal and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described above. The second part of the private offering resulted in no net cash proceeds being retained by the Company. Issuance costs, including the value of the warrants and the shares issued to Calico Capital Group, were $4.4 million.

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

A total of 2,500,000 shares of common stock have been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life. At March 31, 2007 and 2006, the Company had options to purchase 1,678,900 and 1,763,400 shares, respectively, of common stock outstanding to certain officers and other employees. The compensation costs charged against income was $238 and $231 for the periods ended March 31, 2007 and 2006, respectively, and are included in General and Administrative Expenses in the Consolidated Condensed Statement of Operations

None of the Incentive Awards granted under the 2005 Equity Incentive Plan were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

The fair value of the options awarded during the periods ended March 31, 2007 and 2006, were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

March 31,	2007	2006
Risk -free interest rate	5.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	68.0%	68.0%
Expected life (years)	6.0	4.0
Grant date fair value	$2.15	$2.08
Expected forfeiture rate	5.0%	4.9%

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

The following is a summary of all of the Company’s stock option activity:

		Weighted-
		average
	Shares under	exercise price per
	option	share
Outstanding at December 31, 2006	1,530,600	4.50
Granted	250,000	1.49
Exercised	-	-
Surrendered	(101,700)	4.91
Outstanding at March 31, 2007	1,678,900	$4.08

Exercisable at March 31, 2007	86,475	$4.81

As of March 31, 2007 there was $3,381 of total unrecognized compensation cost related to the nonvested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 3.0 year remaining vesting period of the nonvested option awards. The total fair value of the option awards that vested during the three months ended March 31, 2007 was $74.

The following summarizes information about stock options at March 31, 2007:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	March 31, 2007	Life	Price	March 31, 2007	Price
$1.48	100,000	10.0	$1.48	-	$-
$1.50	150,000	10.0	$1.50	-	$-
$2.90	51,400	9.9	$2.90	3,125	$2.9
$3.55	30,000	9.8	$3.55	-	$-
$3.65	1,000	9.7	$3.65	-	$-
$3.95	500	9.7	$3.95	-	$-
$4.50	1,261,800	9.1	$4.50	65,450	$4.50
$5.25	300	9.6	$5.30	75	$5.25
$6.15	1,000	9.0	$6.15	-	$-
$6.15	50,000	9.0	$6.15	12,750	$6.15
$6.45	0	9.5	$6.45	-	$-
$6.49	1,000	9.5	$6.49	-	$-
$6.50	300	9.1	$6.50	-	$-
$6.50	15,000	9.2	$6.50	3,825	$6.5
$6.50	10,000	9.5	$6.50	-	$-
$6.65	400	9.3	$6.65	-	$-
$6.74	5,000	9.2	$6.74	1,250	$6.74
$6.80	1,200	9.5	$6.80	-	$-
	1,678,900		$4.08	86,475	$4.81

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the year ended March 31, 2007 of $1.20 per share and the exercise price, multiplied by the number of in-the-money options) was zero. This amount will change based on changes in the fair market value of the Company’s common stock.

6. Note Payable - Bank

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $375 if it terminates the Credit Agreement during its second year and $125 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10. The Company as of March 31, 2007 had $95 in deferred financing fees being amortized over the life of the Credit Agreement. As of March 31, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

7. Segment Information

The Company is organized into four operating segments: Direct sales channel, UCM sales channel, Business to Business sales channel and Other. In classifying its operational entities into a particular segment, the Company segregated its operations with similar economic characteristics, products and services, customers and methods of distribution into distinct operating groups. Prior to March 31, 2007, all operating segments were aggregated into one reportable segment. The shift in revenues from the Direct sales channel to the UCM sales channel has resulted in separate reportable operating segments.

For the Direct sales channel, the Company is responsible for conducting the auction or listing the fixed sale price for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable.

For the uBid certified Merchant (“UCM”) sales channel, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. The Company bears no physical inventory loss or return risk related to these sales. The Company records commission revenue at the time of shipment.

For the Business to Business sales channel, the Company sells product purchased directly to other businesses. Revenues are recognized upon shipment.

All other revenues consist primarily of advertising revenue. Advertising revenues are derived principally from the sale of online advertisements. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites). Impressions are delivered over the term of the agreement where such agreements provide for minimum monthly, quarterly or annual advertising commitments.

	Three months Ended March 31,
Net Revenue	2007	2006
Direct	$7,768	$16,304
UCM	1,472	1,009
Business to Business	62	2,687
Other	305	88
Total	$9,607	$20,088

Gross Profit
Direct	$761	$1,423
UCM	1,472	1,009
Business to Business	14	390
Other	305	88
Total	$2,552	$2,910

Gross Profit %
Direct	9.8%	8.7%
UCM	100.0%	100.0%
Business to Business	22.6%	14.5%
Other	100.0%	100.0%
Total	26.6%	14.5%

8. Subsequent Event

On April 25, 2007, the Company repurchased in a private transaction 2,135,550 shares of common stock and 580,937 warrants at a combined price of $1.05 for the common stock and for the warrants for an aggregate total of $2,242,328 from a private investor. The repurchase represents 11% of the common stock and warrants currently outstanding. The Company has 18,197,783 outstanding shares of common stock after the repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. uBid.com Holdings, Inc. is a holding company for uBid, Inc., and DiBu Trading Corp., Inc. our operating businesses. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiary.

Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited the risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Overview

We operate a leading online marketplace located at www.ubid.com offering high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to eliminate the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our marketplace offers brand-name merchandise from over 200 product categories including computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles.

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

Our business model consists of three distinct business channels: uBid Direct, UCM and Business to Business.

We purchase merchandise outright in the uBid Direct and Business to Business channels and sell to consumers and businesses. On this merchandise, we bear the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise.

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

Our online marketplace is available 24 hours a day, seven days a week and we currently offer over 200,000 items each day. Since the first offer of product in December 1997, our marketplace has facilitated over $1 billion in net revenues and has registered over five million members.

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

Visitors to Bidder Conversion
The percentage of visitors that bid on an auction item. We use this as a measure of the effectiveness of advertising.

Approved UCM Program Vendors
Vendors that have gone through the approval process to sell merchandise through our website.

	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2007	2006	2006	2006	2006	2005	2005	2005
Measure
GMS (in thousands)	$23,402	$26,276	$26,528	$30,286	$31,167	$31,035	$27,215	$28,020
Number of orders (in thousands)
Direct	21	24	23	37	36	43	36	39
uBid Certified Merchant	104	99	89	88	87	93	72	64
Total orders	125	123	112	125	123	136	108	103
Average Order Value
Direct	$390	$424	$424	$416	$465	$398	$495	$493
uBid Certified Merchant	$120	$126	$128	$110	$107	$108	$112	$106
Visitors (in thousands)	6,744	6,529	6,488	7,215	6,369	7,051	8,287	7,545
Bidders (in thousands)	235	239	211	255	241	267	222	251
Bidders to Visitors Percentage	3.5%	3.7%	3.3%	3.5%	3.8%	3.8%	2.7%	3.3%
Approved UCM Vendors	2,513	2,049	1,716	1,307	949	628	401	202

Revenue Source:   We derive most of our revenue from sales of products to consumers and businesses as well as commission revenue earned for sales of merchandise under revenue sharing agreements with third party sellers. We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts our revenue drivers. Sales consist of orders placed through our uBid.com website and direct business to business sales. We further generate revenue from shipping fees we charge our customers and advertising sales. We record our revenue net of returns and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, and other special promotions.

Our revenue is dependent in part on sales of products produced by or purchased from Sony Electronics, Inc. (“Sony”), Hewlett-Packard Company (“HP”), and Recoupit, Inc.(“Recoupit”). Sony related products represent 15.1% of sales for the quarter ended March 31, 2007 compared to 12.7% for the quarter ended March 31, 2006. HP related products represented 22.5% of sales for the quarter ended March 31, 2007 compared to 10.3 % for the quarter ended March 31, 2006. Recoupit related products represented 7.3% of sales for the quarter ended March 31, 2007 compared to 4.1% for the quarter ended March 31, 2006. No other supplier represented more than 5% of our net revenues for any period presented.

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

Expenses: Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. Interest expense charges are from our IBM flooring facility at a rate of 1% per month on the outstanding balances, interest and amortization of loan origination fees related to our credit facility.

Results of Operations (Dollars in Thousands, except per order data)

The following table sets forth, for the periods presented, certain data from our statement of operations as a percentage of net revenues. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	Three months ended March 31
	2007		2006
Net Revenues	$9,607	100.0%	$20,088	100.0%
Cost of Revenue	7,055	73.4%	17,178	85.5%
Gross margin	2,552	26.6%	2,910	14.5%
General and administrative	3,022	31.5%	3,534	17.6%
Sales and marketing	1,069	11.1%	1,525	7.6%
Total operating expenses	4,091	42.6%	5,059	25.2%
Loss from operations	(1,539)	(16.0)%	(2,149)	(10.7)%
Interest Income / (Expense) & Other, Net	64	0.7%	146	0.7%
Other Income / (Expense)	60	0.6%	-	0.0%
Net Loss	$(1,415)	(14.7)%	$(2,003)	(10.0)%

Comparison of Three Months ended March 31, 2007 and March 31, 2006

Net loss for the three months ended March 31, 2007, was $1,415 or $0.07 basic and diluted loss per share. In the three months ended March 31, 2006, the loss was $2,003 or $0.10 basic and diluted loss per share. The loss decreased by $588 or 29.3% from the same period in the prior year.

Net Revenues: Net revenues for the quarter ended March 31, 2007 were $9,607, a decrease of $10,481, or 52.2% compared to the quarter ended March 31, 2006. The decline is primarily due to the shift from the Direct sales channel to the UCM platform in which only commission revenue is recorded.

 Direct sales declined $11,161 or 58.8% to $7,830 from $18,991. The number of direct orders decreased 15,000 or 41.7% and the average direct order decreased $75.00 per order or 16.1%. The average sales prices of computers and other consumer electronics continued to decline in the current period compared to the same period of the prior year. The sales and order decline was in part due to the shift from the direct sales channel to the UCM sales channel.

UCM revenues increased $447 or 44.3% to $1,456 from $1,009. The number of UCM orders increased 4,000 or 4.6% and the average order increased $13.00 per order or 12.1%. In November 2006, we implemented a $0.30 per order charge which led to increased commission revenue for the three month period ended March 31, 2007. The UCM program revenues and orders have increased as the Company shifts the revenues from the direct sales channel to the UCM sales channel as mentioned above.

Other revenue, primarily online advertising revenue, increased $233 as a result of actively pursuing new online advertising by the hiring of an employee specializing in the advertising revenue sales in the third quarter of 2006.

Gross Profit: Gross profit for quarter ended March 31, 2007 was $2,552, a decrease of $358 or 12.3% compared to the quarter ended March 31, 2006. In the current period gross profit as a percentage of sales increased to 26.6% compared to 14.5% in the period ended March 31, 2006. The increase was due to the change in revenue mix discussed above.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended March 31, 2007 were $4,091, a decrease of $968 or 19.1%, compared to the quarter ended March 31, 2006.

	Three Month	Three Month
	Period Ended	Period Ended	Increase
SG&A Expenses:	March 31, 2007	March 31, 2006	(Decrease)
Stock-based Compensation	$238	$231	$7
Salary and Benefits	1,277	1,567	(290)
Warehouse Expense	175	285	(110)
Depreciation & Amortization	182	70	112
Advertising Expense	968	1,332	(364)
Credit Card Fees	512	688	(176)
Telecommunications, Hardware and Storage	154	209	(55)
Legal, Audit, Insurance, and other Regulatory Fees	147	271	(124)
Facilities Expense	143	155	(12)
Related Party Management Fees	-	30	(30)
Consulting and Outside Services	169	109	60
Other SG&A	126	112	14
	$4,091	$5,059	$(968)

Advertising expense decreased $364 or 27.3% as we continued to eliminate the least effective marketing efforts to optimize profitable online campaigns including television and print campaigns. The cost per visitor decreased to $0.14 per visitor from $0.21 per visitor in the same period of the prior year.

Total General & Administrative expenses decreased by $604 or 16.2% from the quarter ended March 31, 2006. The decrease of $290 in salary and benefits is a result of eliminating certain positions in the third quarter 2006.

Warehouse expense and credit card fees decreased $110 and $176, respectively, due to the lower sales volume.

Telecommunications, hardware and storage expenses decreased $55 as a result of negotiating new contracts with favorable rates.

Legal, Audit, Insurance and other regulatory fees decreased $124 or 45.4% primarily as a result of lower insurance premiums and legal fees. The Company completed its private placement on February 3, 2006 and Company’s registration statement on Form S-1 was declared effective on July 21, 2006. The expenses were higher in the first quarter of 2006 due to closing of the private placement as well as the registration statement which was in the process of being declared effective.

The decreases in expenses were offset by increases in depreciation and amortization, other SG&A and consulting of $112, $14 and $60, respectively. The increase in depreciation and amortization was a result of the recent purchases of intangible assets and computer equipment. Consulting and Outside services expense increased as temporary help was brought in to the advertising department to help with several projects. Several items in Other SG&A increased, none of which were material.

Other Expense: Net interest income was $64 for the quarter ended March 31, 2007 versus interest income of $146 for the quarter ended March 31, 2006. The decrease in net interest income is attributed to increased interest expense relating to the minimum interest payment due under the credit facility terms. The Company retired all debt after receiving the capital raised on December 29, 2005.

Net Losses: The Company experienced a net loss of $1,415 or $.07 per share for the quarter ended March 31, 2007 compared to a net loss of $2,003 or $.10 per share for the quarter ended March 31, 2006.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary source of cash flow has been from operations and the $29.5 million raised in the December 29, 2005 private offering of our common stock and warrants.

Net cash used in operating activities for three months ended March 31, 2007 was $1,327, compared to $13,644 used in the three months ended March 31, 2006. The net cash used in operating activities in the 2007 quarter was primarily the result of our net loss and a $2,073 increase in inventory since the year ended December 31, 2006. The increase in inventory was offset by an increase in accounts payable as open trade terms with suppliers helped finance the inventory increase. The increase in inventories is intended to increase product available for auction. Accounts receivable decreased $587 due to lower on account sales since December 31, 2006. Prepaid expenses and other current assets decreased $279 from the year ended December 31, 2006 as interest receivable of $182 was collected. In addition, a $50 rent deposit for the Danville, Illinois facility was returned to the Company. The decrease in accrued expenses of $257 was primarily a result of lower payroll accruals due to the reduced staffing and lower freight costs due to lower volumes.

Net cash used in operating activities for the period ended March 31, 2006 was $13,644. Inventory increased $10,334 in the period ended March 31, 2006 compared to December 31, 2005. The inventory was increased in an attempt to reverse the decline in the Direct channel sales.

Net cash used in investing activities was $28 for the period ended March 31, 2007 due primarily to the purchase of property and equipment. Net cash provided by investing activities was $299 for the period ended March 31, 2006 primarily from a decrease in restricted investments as a result of the expiration of letters of credit that were no longer required to have restricted collateral.

Net cash provided by financing activities was $349 for the three months ended March 31, 2007, compared to a cash outflow of $823 for the same period last year. The cash inflow in 2007 is due to the increased inventory financed through the flooring facility. Net cash used in financing activities for the period ended March 31, 2006 was primarily related to payments made on the flooring facility.

For the period ended March 31, 2006, the majority of the cash used for financing activities related to the second part of the private offering of the Company’s units to accredited investors on February 3, 2006. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described in Note 4 for an aggregate of $13.5 million. The Company also redeemed 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to the merger and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described in Note 4. The second part of the private offering resulted in no net cash proceeds being retained by the Company.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $375 if it terminates the Credit Agreement during its second year and $125 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10. The Company as of March 31, 2007 had $95 in deferred financing fees being amortized over the life of the Credit Agreement. As of March 31, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

We believe that current working capital, together with cash flows from operations and availability under our credit facility will be adequate to support our current operating plans for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have little exposure to risks of fluctuating interest rates or fluctuating currency exchange rates. Accordingly, we do not believe that changes in interest or currency rates will have a material effect on our liquidity, financial condition or results of operations. It is our policy not to enter into derivative financial instruments.

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

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that are currently deemed to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2007, options to purchase an aggregate of 250,000 shares of our common stock were granted to individuals, all of whom joined the Company’s board of directors. Options to purchase an aggregate of 150,000 shares at $1.50 per share were granted on February 13, 2007 and options to purchase an aggregate of 100,000 shares at $1.48 per share were granted on March 7, 2007. The options all have a term of ten years and vest over a four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 14, 2007.

UBID.COM HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)