Form 10-Q
period 2007-06-30
uBid.com Holdings, Inc.
filed 2007-08-14
CIK 1219097

e p
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of August 14, 2007 was 18,197,783

TABLE OF CONTENTS

			Page
PART I	Financial Information

	Item 1.	Consolidated Condensed Financial Statements (Unaudited)
		Consolidated Condensed Balance Sheets (Unaudited) June 30, 2007 and December 31, 2006	3
		Consolidated Condensed Statements of Operations (Unaudited) Three months and Six months ended June 30, 2007 and 2006	4
		Consolidated Condensed Statement of Shareholders' Equity (Unaudited) Six months ended June 30, 2007	5
		Consolidated Condensed Statements of Cash Flows (Unaudited) Six months ended June 30, 2007 and 2006	6
		Notes to Consolidated Condensed Financial Statements	7-13
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4.	Controls and Procedures	23-24

PART II	Other Information

	Item 1.	Legal Proceedings	24
	Item 1A.	Risk Factors	24
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3.	Default Upon Senior Securities	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24
	Item 5.	Other Information	24

	Signatures		26

uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except par value data)
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$10,355	$14,785
Restricted investments	216	214
Accounts receivable, less allowance for doubtful accounts of $215 and $215, respectively	2,114	1,810
Merchandise inventories, net	4,303	4,054
Prepaid expenses and other current assets	1,037	1,189

Total Current Assets	18,025	22,052

Property and Equipment, net	840	924
Purchased Intangible Assets, net	377	602

Total Assets	$19,242	$23,578
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$978	$152
Accounts payable	2,386	2,239
Accrued expenses:
Advertising	242	428
Other	731	1,024

Total Current Liabilities	4,337	3,843

Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized;
18,197,783 and 20,333,333 issued and outstanding, respectively)	20	20
Treasury stock, 2,135,550 shares of common stock and 580,937 warrants at cost	(2,242)	-
Stock warrants	8,086	8,086
Additional paid-in-capital	37,213	36,848
Accumulated deficit	(28,172)	(25,219)

Total Shareholders' Equity	14,905	19,735

Total Liabilities and Shareholders' Equity	$19,242	$23,578

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenues	$13,663	$19,097	$23,270	$39,185
Cost of Revenues	10,794	16,980	17,849	34,159

Gross Profit	2,869	2,117	5,421	5,026

Operating Expenses
General and administrative	3,326	3,451	6,348	6,984
Sales and marketing	1,131	1,436	2,200	2,961
Total operating expenses	4,457	4,887	8,548	9,945

Loss From Operations	(1,588)	(2,770)	(3,127)	(4,919)
Interest Expense	(98)	(110)	(210)	(158)
Interest Income	149	159	324	353
Other Income, net	-	-	60	-

Net Loss	$(1,537)	$(2,721)	$(2,953)	$(4,724)

Net Loss per share - Basic and Diluted	$(0.08)	$(0.13)	$(0.15)	$(0.23)
Weighted Average Shares - Basic and Diluted	18,761,005	20,333,333	19,542,826	20,156,911

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc.
Consolidated Condensed Statement of Shareholders' Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock		Stock	Paid-in	Treasury Stock		Accumulated
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2006	20,333,333	$20	$8,086	$36,848	—	$—	$(25,219)	$19,735
Stock compensation expense	—	—	—	365	—	—	—	365
Common stock and warrants repurchase	(2,135,550)	—	—	—	2,135,550	(2,242)	—	(2,242)
Net Loss	—	—	—	—	—	—	(2,953)	(2,953)
Balance, June 30, 2007	18,197,783	$20	$8,086	$37,213	2,135,550	$(2,242)	$(28,172)	$14,905

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(2,953)	$(4,724)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation and amortization	409	143
Non-cash stock compensation expense	365	461
Changes in assets and liabilities:
Accounts receivable	(304)	(1,704)
Merchandise inventories	(249)	(3,471)
Prepaid expenses and other current assets	152	(280)
Accounts payable	146	(1,849)
Accrued expenses	(479)	(2,046)

Net cash used in operating activities	(2,913)	(13,470)

Cash Flows From Investing Activities
Capital expenditures	(100)	(97)
Change in restricted investments	(2)	6,791

Net cash (used in) provided by investing activities	(102)	6,694

Cash Flows From financing Activities
Change in flooring facility	827	(1,131)
Proceeds from sale of common stock and warrants	-	12,000
Redemption of common stock	-	(12,000)
Proceeds from note payable to bank	-	500
Common stock and warrant repurchase	(2,242)	-
Other financing activities	-	(205)

Net cash used in financing activities	(1,415)	(836)

Net Decrease in Cash and Cash Equivalents	(4,430)	(7,612)

Cash and Cash Equivalents, beginning of period	14,785	21,176

Cash and Cash Equivalents, end of period	$10,355	$13,564

Supplemented Cash Flow Disclosure
Cash paid for interest	$95	$136

Warrants issued in second offering	$-	$1,560

Warrants and stock issued as stock issuance costs	$-	$204

The accompanying notes are an integral part of these consolidated condensed financial statements.

UBID.COM HOLDINGS, INC. and Subsidiaries
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2007
Dollars in Thousands except share and per share data
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

2. Summary of Significant Accounting Policies

Since December 31, 2006, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2006 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the six months ended June 30, 2007.

Revenue Recognition

The Company sells merchandise under two types of arrangements: direct purchase sales and revenue sharing arrangements.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the periods ended June 30, 2007 or 2006.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended June 30, 2007 and 2006 was approximately $127 and $230, respectively. The total compensation expense related to the stock option plan for the six months ended June 30, 2007 and 2006 was approximately $365 and $461, respectively.

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

June 30,	2007	2006
Shares subject to stock warrants	3,232,939	3,813,336
Shares subject to stock options	1,762,200	1,768,100
	4,995,139	5,581,436

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

On April 25, 2007, The Company entered into a stock repurchase agreement with a group of private investors under common management to repurchase 2,135,550 shares of the Company’s common stock and warrants to purchase 580,937 shares of the Company’s common stock held by such private investors for $1.05 per share or an aggregate purchase price of $2,242 These shares and warrants repurchased in this privately negotiated transaction were originally acquired by the private investors in the Company’s private placement that initially closed on December 29, 2005. The repurchase represented 11% of the common stock and warrants outstanding.

The Company’s registration statement on Form S-1 originally filed on February 28, 2006 was declared effective by the Securities and Exchange Commission on July 21, 2006. The Registration Statement includes 20,210,109 shares of common stock which are held by existing shareholders of the Company. The Company currently has 18,197,783 shares of common stock outstanding. The registration statement also includes 3,903,338 shares of common stock issuable upon exercise of warrants held by investors of the Company. The Company's shares will continue to trade under the symbol UBHI on the NASD OTC Bulletin Board.

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

A total of 2,500,000 shares of common stock have been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life. At June 30, 2007 and 2006, the Company had options to purchase 1,762,200 and 1,763,400 shares, respectively, of common stock outstanding to certain officers and other employees. The compensation costs charged against income was $127 and $230 for the three months ended June 30, 2007 and 2006, respectively. The compensation costs charged was $365 and $461 for the six months ended June 30, 2007 and 2006, respectively. Compensation costs are included in General and Administrative Expenses in the Consolidated Condensed Statement of Operations.

None of the Incentive Awards granted under the 2005 Equity Incentive Plan were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

The fair value of the options awarded for the three months and six months ended June 30, 2007 and 2006, were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk -free interest rate	5.0%	5.0%	5.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.0%	68.0%	68.0%	68.0%
Expected life (years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$0.85	$3.92	$0.92	$3.83
Expected forfeiture rate	5.0%	4.9%	5.0%	4.9%

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

The following is a summary of all of the Company’s stock option activity:

	Shares under	Weighted- average exercise price per
	option	share
Outstanding at December 31, 2006	1,530,600	4.50
Granted	250,000	1.49
Exercised	-	-
Surrendered	(101,700)	4.91
Outstanding at March 31, 2007	1,678,900	4.08
Granted	120,000	1.68
Exercised	-	-
Surrendered	(36,700)	5.12
Outstanding at June 30, 2007	1,762,200	$3.96

Exercisable at June 30, 2007	101,400	$4.23

As of June 30, 2007 there was $2,396 of total unrecognized compensation cost related to the nonvested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 3.0 year remaining vesting period of the nonvested option awards. The total fair value of the option awards that vested during the three months and six months ended June 30, 2007 was $224 and $298, respectively.

The following summarizes information about stock options at June 30, 2007:

	Outstanding			Exercisable
Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
.01 - 2.00	349,800	9.7	$1.46	15,625	$1.49
2.01 - 4.00	93,100	9.4	$3.02	6,250	$2.90
4.01 - 6.00	1,251,400	8.5	$4.50	62,850	$4.50
6.01+	67,900	8.5	$6.26	16,675	$6.25
	1,762,200		$3.96	101,400	$4.23

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the period ended June 30, 2007 of $1.80 per share and the exercise price, multiplied by the number of in-the-money options) was $537. This amount will change based on changes in the fair market value of the Company’s common stock.

6. Note Payable - Bank

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $375 if it terminates the Credit Agreement during its second year and $125 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum annual interest of $120. The Company as of June 30, 2007 had $49 in deferred financing fees being amortized over the life of the Credit Agreement. As of June 30, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

7. Segment Information

The Company is organized into four operating segments: Direct sales channel, uBid certified Merchant (“UCM”) sales channel, Business to Business sales channel and Other. In classifying its operational entities into a particular segment, the Company segregated its operations with similar economic characteristics, products and services, customers and methods of distribution into distinct operating groups. Prior to March 31, 2007, all operating segments were aggregated into one reportable segment. The Company’s management reviews the four operating segments revenue and gross profits to evaluate segment performance and allocate resources. Operating expenses are not analyzed by segment.

For the Direct sales channel, the Company is responsible for conducting the auction or listing the fixed sale price for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable.

For the UCM sales channel, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. The Company bears no physical inventory loss or return risk related to these sales. The Company records commission revenue at the time of shipment.

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

	(Dollars in Thousands)
	Three months Ended June 30,		Six months Ended June 30,
Net Revenue	2007	2006	2007	2006
Direct	$9,002	$14,949	$16,770	$31,253
UCM	1,341	1,059	2,797	2,068
Business to Business	3,035	2,992	3,096	5,679
Other	285	97	607	185
Total	$13,663	$19,097	$23,270	$39,185

Gross Profit
Direct	$873	$892	$1,633	$2,314
UCM	1,341	1,059	2,797	2,068
Business to Business	370	69	384	459
Other	285	97	607	185
Total	$2,869	$2,117	$5,421	$5,026

Gross Profit %
Direct	9.7%	6.0%	9.7%	7.4%
UCM	100.0%	100.0%	100.0%	100.0%
Business to Business	12.2%	2.3%	12.4%	8.1%
Other	100.0%	100.0%	100.0%	100.0%
Total	21.0%	11.1%	23.3%	12.8%

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

Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to the risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

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

Approved UCM Program Vendors

Vendors that have gone through the approval process to sell merchandise through our website.

	(In Thousands except Average Order Value and Approved UCM Vendors)
	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005
Measure
GMS (in thousands)	$26,368	$23,402	$26,276	$26,528	$30,286	$31,167	$31,035	$27,215
Number of orders (in thousands)
Direct	29	21	24	23	37	36	43	36
uBid Certified Merchant	98	104	99	89	88	87	93	72
Total orders	127	125	123	112	125	123	136	108
Average Order Value
Direct	$336	$390	$424	$424	$416	$465	$398	$495
uBid Certified Merchant	$119	$120	$126	$128	$110	$107	$108	$112
Visitors (in thousands)	6,901	6,744	6,529	6,488	7,215	6,369	7,051	8,287
Bidders (in thousands)	231	235	239	211	255	241	267	222
Bidders to Visitors Percentage	3.3%	3.5%	3.7%	3.3%	3.5%	3.8%	3.8%	2.7%
Approved UCM Vendors	2,873	2,513	2,049	1,716	1,307	949	628	401

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

Our revenue is dependent in part on sales of products produced by or purchased from Sony Electronics, Inc. (“Sony”), Hewlett-Packard Company (“HP”), and Recoupit, Inc.(“Recoupit”). The following table represents the respective vendors’ percentage of sales for the three and six months ended June 30, 2007. No other supplier represented more than 5% of our net revenues for any period presented.

	Three months ended		Six months ended
	June 30,		June 30,
Vendor	2007	2006	2007	2006
HP	27.1%	11.5%	22.9%	12.0%
Recoupit	7.9%	4.5%	7.4%	4.4%
Sony	13.6%	17.8%	14.7%	15.0%

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

Results of Operations (Dollars in Thousands, except per share, order and visitor data)

The following table sets forth, for the periods presented, certain data from our statement of operations as a percentage of net revenues. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	(Dollars in Thousands)
	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
Net Revenues:
Direct	$9,002	65.9%	$14,949	78.3%	$16,770	72.1%	$31,253	79.8%
UCM	1,341	9.8%	1,059	5.5%	2,797	12.0%	2,068	5.3%
Business to Business	3,035	22.2%	2,992	15.7%	3,096	13.3%	5,679	14.5%
Other	285	2.1%	97	0.5%	607	2.6%	185	0.5%
Total Net Revenues	13,663	100%	19,097	100%	23,270	100%	39,185	100%
Gross Profit:
Direct	873	6.4%	892	4.7%	1,633	7.0%	2,314	5.9%
UCM	1,341	9.8%	1,059	5.5%	2,797	12.0%	2,068	5.3%
Business to Business	370	2.7%	69	0.4%	384	1.7%	459	1.2%
Other	285	2.1%	97	0.5%	607	2.6%	185	0.5%
Total Gross Profit	2,869	21.0%	2,117	11.1%	5,421	23.3%	5,026	12.8%
General and administrative	3,326	24.3%	3,451	18.1%	6,348	27.3%	6,984	17.8%
Sales and marketing	1,131	8.3%	1,436	7.5%	2,200	9.5%	2,961	7.6%
Total operating expenses	4,457	32.6%	4,887	25.6%	8,548	36.7%	9,945	25.4%
Loss from operations	(1,588)	(11.6)%	(2,770)	(14.5)%	(3,127)	(13.4)%	(4,919)	(12.6)%
Interest Income / (Expense) & Other, Net	51	0.4%	49	0.3%	114	0.5%	195	0.5%
Other Income / (Expense)	-	-%	-	-%	60	0.0%	-	-%
Net Loss	$(1,537)	(11.2)%	$(2,721)	(14.2)%	$(2,953)	(12.7)%	$(4,724)	(12.1)%

Comparison of Three Months ended June 30, 2007 and June 30, 2006

Net loss for the three months ended June 30, 2007 was $1,537 or $0.08 basic and diluted loss per share. For the three months ended June 30, 2006, the loss was $2,721 or $0.13 basic and diluted loss per share. The loss decreased by $1,184 or 43.5% from the same period in the prior year.

Direct Channel: Direct channel sales decreased $5,947 or 39.8% to $9,002 for the three months ended June 30, 2007 compared to direct sales of $14,949 in the same period last year. In the current period the number of direct orders decreased 8,000 or 21.6% and the average order value decreased $80.00 or 19.2% to $336.00 per order. The decline in the number of direct orders is primarily due to a shift from the Direct channel sales to the UCM platform in which only commission revenue is recorded and an improved effort in managing product posted for auction. The decrease in the average order value was due primarily to decreases in video, portable audio and digital cameras. The decreases were offset by increases in flat-screen LCD televisions and notebook computers.

The Direct channel gross profit decreased $19 or 2.1% for the three months ended June 30, 2007 compared to the same period in the prior year. The Direct channel gross profit percentage increased 3.7% to 9.7% for the three months ended June 30, 2007 compared to 6.0% for the three months ended June 30, 2006. The increase was a result of an improved effort in managing product posted for auction. The decreased order volume resulted in lower distribution and variable operating costs which offset the margin dollar loss and improved the overall profitability.

UCM Channel: UCM revenues and gross profit increased $282 or 26.6% to $1,341 for the three months ended June 30, 2007 compared to revenue and gross profit of $1,059 in the same period of the prior year. In the current period the number of UCM orders increased 10,000 or 11.4% and the average order value increased $9.00 or 8.2% to $119.00 per order. The number of UCM vendors increased 1,566 or 120.0% to 2,873 vendors compared to 1,307 at June 30, 2006. The increase in UCM orders and the average order value is primarily due to the shift of revenue and volume from the Direct sales channel to the UCM channel along with the increase in the number of UCM vendors.

Business to Business: Business to Business revenues increased $43 or 1.4 % for the three months ended June 30, 2007 compared to the same period in the prior year. Gross profit increased $301 or 436.0% to $370 for the quarter ended June 30, 2007 compared to $69 for the quarter ended June 30, 2006. The gross profit percentage increased to 12.2% for the three months ended June 30, 2007 compared to 2.3% in the same period of the prior year.

Other Revenue: Other revenue and gross profit primarily comprised of online advertising revenue increased $188 or 193.0% for the three months ended June 30, 2007. The increase resulted from the enlistment of several new advertising customers on our website. During the current quarter we implemented Google AdSense, a contextual online advertising system that searches our web-pages and determines which advertisements are most beneficial. Google then populates our website in pre-designated areas with the advertisements that based on a calculation would maximize revenue. The Google AdSense program generated $66 for the three months ended June 30, 2007.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended June 30, 2007 were $4,457, a decrease of $430 or 8.8%, compared to the quarter ended June 30, 2006.

	(Dollars in Thousands)
	Three Month Period Ended
SG&A Expenses:	June 30, 2007	June 30, 2006	Increase (Decrease)
Advertising	$993	$1,285	$(292)
Salary and benefits	1,245	1,546	(301)
Stock-based compensation	127	230	(103)
Facilities	122	161	(39)
Warehouse	185	304	(119)
Credit card fees	531	596	(65)
Telecommunications, hardware and storage	170	207	(37)
Legal, audit, insurance, and other regulatory fees	276	260	16
Depreciation & amortization	227	73	154
Bad debt	352	-	352
Consulting and outside services	174	121	53
Other SG&A	55	104	(49)
	$4,457	$4,887	$(430)

Advertising expense decreased $292 or 22.7% and visitors decreased 317,000 or 4.3% as we continued to eliminate the least effective marketing efforts to optimize profitable online campaigns including television and print campaigns. The cost per visitor decreased to $0.14 per visitor from $0.18 per visitor in the same period of the prior year.

Salary and benefits expense decreased $301 or 19.5% as a result of eliminating certain positions in the third quarter 2006. This reduction in positions also led to a $103 or 44.8% decrease in stock based compensation.

Facilities expense decreased $39 or 24.2% due to the relocation of our corporate office to a larger facility with a lower lease cost.

Warehouse expense and credit card fees decreased $119 or 39.1% and $65 or 10.9%, respectively, due to the lower sales volume.

Telecommunications, hardware and storage expenses decreased $37 as a result of negotiating new maintenance contracts with favorable rates.

The decreases in expenses were offset by increases in depreciation and amortization, bad debt expense and consulting of $154, $352 and $53, respectively. The increase in depreciation and amortization was a result of the purchase of intangible assets and computer equipment. The increase in bad debt expense is attributable to a partial settlement of an aged receivable resulting in a write-off of the remaining balance. Consulting and outside services expense increased as temporary help was brought in to the advertising department to help with several projects.

Other Expense: Net interest income was $51 for the quarter ended June 30, 2007 versus interest income of $106 for the quarter ended June 30, 2006. The decrease in net interest income is attributed to increased interest expense relating to the minimum interest payment due under the credit facility terms. The Company retired all debt after receiving the capital raised on December 29, 2005.

Net Losses: The Company experienced a net loss of $1,537 or $.08 per share for the quarter ended June 30, 2007 compared to a net loss of $2,721 or $.13 per share for the quarter ended June 30, 2006.

Comparison of Six Months ended June 30, 2007 and June 30, 2006

Net loss for the six months ended June 30, 2007, was $2,953 or $0.15 basic and diluted loss per share. For the six months ended June 30, 2006, the loss was $4,724 or $0.23 basic and diluted loss per share. The loss decreased by $1,771 or 37.5% from the same period in the prior year.

Direct Channel: Direct channel sales decreased $14,483 or 46.3% to $16,770 for the six months ended June 30, 2007 compared to Direct sales of $31,253 in the same period of the prior year. In the current period the number of direct orders decreased 23,000 or 31.5% and the average order value decreased by $155 or 17.6% per order. The decline in the number of direct orders continues to be due to a shift from the Direct channel sales to the UCM platform in which only commission revenue is recorded and an improved effort in managing product posted for auction. The decrease in the average order value was due primarily to decreases in video, portable audio and digital cameras.

The Direct channel gross profit decreased by $382 or 29.5% for the six months ended June 30, 2007 compared to the prior year. The Direct channel gross profit percentage increased 2.3% to 9.7% for the six months ended June 30, 2007 compared to 7.4% for the six months ended June 30, 2006. The increase was a result of an improved effort in managing product posted for auction.

UCM Channel: UCM revenues and gross profit increased $729 or 35.3% to $2,797 for the six months ended June 30, 2007 compared to revenue and gross profit of $2,068 in the same period of the prior year. In the current period the number of UCM orders increased 27,000 or 15.4% and the average order value increased to $11.00 or 10.1% per order. The UCM orders and the average order value increased primarily due to the shift of revenue and volume from the Direct sales channel to the UCM channel along with the increase in the number of UCM vendors.

Business to Business: Business to Business revenues decreased $2,583 or 45.5% for the six months ended June 30, 2007 compared to the same period in the prior year. In the three months ended March 31, 2007 we had sales of $62 versus $2,687 in the same period of the prior year primarily due to not having a dedicated Business to Business sales force. For the three months ended June 30, 2007 we had sales of $3,035 compared to sales of $2,992 for the three months ended June 30, 2006 due to the hiring of a new sales force in the period.

Gross profit decreased $75 or 16.3% to $384 for the six months ended June 30, 2007 compared to $459 for the six months ended June 30, 2006. The gross profit percentage increased to 12.4% for the six months ended June 30, 2007 compared to 8.1% in the same period of the prior year.

Other Revenue: Other revenue and gross profit primarily comprised of online advertising revenue increased $422 or 228.0% for the six months ended June 30, 2007. The increase resulted from the enlistment of several new advertising customers on our website.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the six months ended June 30, 2007 were $8,548, a decrease of $1,398 or 14.1%, compared to the six months ended June 30, 2006.

	(Dollars in Thousands)
	Six Month Period Ended
SG&A Expenses:	June 30, 2007	June 30, 2006	Increase (Decrease)
Advertising	$1,961	$2,618	$(657)
Salary and benefits	2,522	3,114	(592)
Stock-based compensation	365	460	(95)
Facilities	265	316	(51)
Warehouse	360	589	(229)
Credit card fees	1,043	1,283	(240)
Telecommunications, hardware and storage	324	415	(91)
Legal, audit, insurance, and other regulatory fees	423	531	(108)
Depreciation & amortization	409	143	266
Bad debt	352	-	352
Consulting and outside services	343	230	113
Related party management fees	-	30	(30)
Other SG&A	181	217	(36)
	$8,548	$9,946	$(1,398)

Advertising expense decreased $657 or 25.1% as we continued to eliminate the least effective marketing efforts to optimize profitable online campaigns including television and print campaigns. The cost per visitor decreased to $0.14 per visitor from $.019 per visitor in the same period of the prior year.

Salary and benefits expense decreased $592 or 19.0% as a result of eliminating certain positions in the third quarter 2006. This reduction in positions also led to a $95 or 20.7% decrease in stock based compensation.

Facilities expense decreased $51 or 16.1% due to the relocation of our corporate office to a larger facility with a lower lease cost.

Warehouse expense and credit card fees decreased $229 or 38.9% and $240 or 18.7%, respectively, due to lower Direct channel sales volume.

Telecommunications, hardware and storage expenses decreased $91 as a result of negotiating new maintenance contracts with favorable rates.

Legal, audit, insurance and other regulatory fees decreased $108 or 20.3% primarily as a result of lower insurance premiums and legal fees. The Company completed its private placement on February 3, 2006 and Company’s registration statement on Form S-1 was declared effective on July 21, 2006. The expenses were higher in the first quarter of 2006 due to closing of the private placement as well as the registration statement which was in the process of being declared effective.

The decreases in expenses were offset by increases in depreciation and amortization, bad debt and consulting of $266 or 186%, $352 or 100% and $113 or 49.1%, respectively. The increase in depreciation and amortization was a result of the purchase of intangible assets and computer equipment. The increase in bad debt is attributable to a bad debt incurred by Dibu Trading Corp., our business to business unit, for partial settlement of an aged debt. Consulting and outside services expense increased as temporary help was brought in to the advertising department to help with several projects.

Other Expense: Net interest income was $115 for the year to date as of June 30, 2007 versus interest income of $195 for the same period 2006. The decrease in net interest income is attributed to increased interest expense relating to the minimum interest payment due under the credit facility terms. The Company retired all debt after receiving the capital raised on December 29, 2005.

Net Losses: The Company experienced a net loss of $2,953 or $.15 per share for year to date as of June 30, 2007 compared to a net loss of $4,724 or $.23 per share for the same period 2006.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary source of cash flow has been from operations and the $29.5 million raised in the December 29, 2005 private offering of our common stock and warrants.

Net cash used in operating activities for the six months ended June 30, 2007 was $2,913 compared to $13,470 used in the six months ended June 30, 2006. The net cash used in operating activities in 2007 was primarily the result of our net loss and a $249 increase in inventory since the year ended December 31, 2006. The increase in inventory was offset by an increase in accounts payable as open trade terms with suppliers helped finance the inventory increase. The increase in inventories is intended to increase product available for auction. Accounts receivable increased $304 primarily due to the increased revenues in the business to business sales channel. Prepaid expenses and other current assets decreased $152 from the year ended December 31, 2006 as interest receivable of $124 was collected. In addition, a $50 rent deposit for the customer service center facility was returned to the Company. The decrease in accrued expenses of $479 was primarily the result of lower payroll accruals due to the reduced staffing and lower freight costs due to lower Direct channel sales volumes.

Net cash used in operating activities for the six months ended June 30, 2006 was $13,470. Inventory increased $3,471 or 58% from December 31, 2005. The increase in inventories was intended to reverse the decline in the Direct channel sales, but the declines in sales of computer related products stunted the growth and contributed to increased mark downs of inventory in these categories in 2006. Accounts receivable increased $1,849 due to the growth of the direct business to business channel and the nature of payment terms associated with this type of business. Additionally, accounts payable and accrued expenses decreased $3,895 due to the timing of payments in 2006 and the tightening of payment terms with vendors in the Direct channel.

Net cash used in investing activities was $102 for the six months ended June 30, 2007 due primarily to the purchase of property and equipment. Net cash provided by investing activities was $6,694 for the period ended June 30, 2006 primarily from a decrease in restricted investments as a result of the expiration of letters of credit that were no longer required as restricted collateral.

Net cash used by financing activities was $1,415 for the six months ended June 30, 2007, compared to a cash outflow of $836 for the same period last year. The cash outflow in 2007 is due to the stock repurchase offset by the decrease in inventory financed through the flooring facility. On April 25, 2007, the Company repurchased in a private transaction 2,135,550 shares of common stock and 580,937 warrants at a combined price of $1.05 for the common stock and for the warrants for an aggregate total of $2,242,328 from a private investor. The repurchase represents 11% of the common stock and warrants currently outstanding.

For the period ended June 30, 2006, the majority of the cash used for financing activities related to the second part of the private offering of the Company’s units to accredited investors on February 3, 2006. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described in Note 4 for an aggregate of $13.5 million. The Company also redeemed 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to the merger and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described in Note 4. The second part of the private offering resulted in no net cash proceeds being retained by the Company.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $375 if it terminates the Credit Agreement during its second year and $125 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum annual interest of $120. The Company as of June 30, 2007 had $49 in deferred financing fees being amortized over the life of the Credit Agreement. As of June 30, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended June 30, 2007, options to purchase an aggregate of 50,000 shares of our common stock were granted to individuals, all of whom joined the Company’s board of directors. Options to purchase an aggregate of 50,000 shares at $1.50 per share were granted on May 14, 2007. The options all have a term of ten years and vest over a four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

On April 25, 2007, The Company entered into a stock repurchase agreement with a group of private investors under common management to repurchase 2,135,550 shares of the Company’s common stock and warrants to purchase 580,937 shares of the Company’s common stock held by such private investors for $1.05 per share or an aggregate purchase price of $2,242 These shares and warrants repurchased in this privately negotiated transaction were originally acquired by the private investors in the Company’s private placement that initially closed on December 29, 2005. The repurchase represented 11% of the common stock and warrants outstanding.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2007.

UBID.COM HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)