Form 10-Q
period 2007-09-30
uBid.com Holdings, Inc.
filed 2007-11-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of November 14, 2007 was 18,197,783

TABLE OF CONTENTS

			Page
PART I	Financial Information
	Item 1.	Consolidated Condensed Financial Statements (Unaudited)
		Consolidated Condensed Balance Sheets (Unaudited) September 30, 2007 and December 31, 2006	3
		Consolidated Condensed Statements of Operations (Unaudited) Three months and Nine months ended September 30, 2007 and 2006	4
		Consolidated Condensed Statement of Shareholders' Equity (Unaudited) Nine months ended September 30, 2007	5
		Consolidated Condensed Statements of Cash Flows (Unaudited) Nine months ended September 30, 2007 and 2006	6
		Notes to Consolidated Condensed Financial Statements	7-14
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4.	Controls and Procedures	25

PART II	Other Information
	Item 1.	Legal Proceedings	26
	Item 1A.	Risk Factors	26
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
	Item 3.	Default Upon Senior Securities	26
	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 5.	Other Information	26
	Item 6.	Exhibits	26-27
	Signatures		28-32

uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except par value data)
(Unaudited)

	September 30, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$9,376	$14,785
Restricted investments	212	214
Accounts receivable, less allowance for doubtful accounts of $215 and $215, respectively	1,880	1,810
Merchandise inventories, net	5,001	4,054
Prepaid expenses and other current assets	839	1,189

Total Current Assets	17,308	22,052

Property and Equipment, net	800	924
Purchased Intangible Assets, net	242	602

Total Assets	$18,350	$23,578
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$642	$152
Accounts payable	3,539	2,239
Accrued expenses:
Advertising	511	428
Other	946	1,024

Total Current Liabilities	5,638	3,843

Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized; 18,197,783 and 20,333,333 issued and outstanding, respectively)	20	20
Treasury stock, 2,135,550 shares of common stock and 580,937 warrants at cost	(2,242)	-
Stock warrants	8,086	8,086
Additional paid-in-capital	37,213	36,848
Accumulated deficit	(30,365)	(25,219)

Total Shareholders' Equity	12,712	19,735

Total Liabilities and Shareholders' Equity	$18,350	$23,578

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Revenues	$9,720	$14,366	$32,990	$53,551
Cost of Revenues	7,533	12,425	25,382	46,583

Gross Profit	2,187	1,941	7,608	6,968

Operating Expenses
General and administrative	3,313	3,454	9,661	10,439
Sales and marketing	1,117	1,160	3,317	4,122
Total operating expenses	4,430	4,614	12,978	14,561

Loss From Operations	(2,243)	(2,673)	(5,370)	(7,593)
Interest Expense	(83)	(110)	(294)	(267)
Interest Income	133	122	458	475
Other Income, net	-	-	60	-

Net Loss	$(2,193)	$(2,661)	$(5,146)	$(7,385)

Net Loss per share - Basic and Diluted	$(0.12)	$(0.13)	$(0.27)	$(0.37)
Weighted Average Shares - Basic and Diluted	18,197,783	20,333,333	19,089,551	20,213,589

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc.
Consolidated Condensed Statement of Shareholders' Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock		Stock	Paid-in	Treasury Stock		Accumulated
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2006	20,333,333	$20	$8,086	$36,848	—	$—	$(25,219)	$19,735
Stock compensation expense	—	—	—	365	—	—	—	365
Common stock and warrants repurchase			—	—	2,135,550	(2,242)	—	(2,242)
Net Loss	—	—	—	—	—	—	(5,146)	(5,146)
Balance, September 30, 2007	18,197,783	$20	$8,086	$37,213	2,135,550	$(2,242)	$(30,365)	$12,712

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,146)	$(7,385)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation and amortization	642	253
Non-cash stock compensation expense	365	666
Changes in assets and liabilities:
Accounts receivable	(70)	(461)
Merchandise inventories	(947)	(866)
Prepaid expenses and other current assets	350	(225)
Accounts payable	1,300	(2,388)
Accrued expenses	5	(2,252)

Net cash used in operating activities	(3,501)	(12,658)

Cash Flows From Investing Activities
Capital expenditures	(158)	(541)
Purchase Intangible assets	-	(746)
Change in restricted investments	2	6,790

Net cash (used in) provided by investing activities	(156)	5,503

Cash Flows From financing Activities
Change in flooring facility	490	(1,254)
Proceeds from sale of common stock and warrants	-	12,000
Redemption of common stock	-	(12,000)
Common stock and warrant repurchase	(2,242)	-
Other financing activities	-	(308)

Net cash used in financing activities	(1,752)	(1,562)

Net Decrease in Cash and Cash Equivalents	(5,409)	(8,717)

Cash and Cash Equivalents, beginning of period	14,785	21,176

Cash and Cash Equivalents, end of period	$9,376	$12,459

Supplemented Cash Flow Disclosure
Cash paid for interest	$205	$333

Warrants issued in second offering	$-	$1,560

Warrants and stock issued as stock issuance costs	$-	$204

The accompanying notes are an integral part of these consolidated condensed financial statements.

UBID.COM HOLDINGS, INC. and Subsidiaries
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2007
Dollars in Thousands except share and per share data
(Unaudited)

1. Basis of Presentation

uBid.com Holdings, Inc. and subsidiaries (the “Company”) operate a leading on-line business to consumer and business to business marketplace that enables itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers primarily located in the United States. Through the Company’s website, located at www.ubid.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, house wares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

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

2. Summary of Significant Accounting Policies

Since December 31, 2006, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2006 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the nine months ended September 30, 2007.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the periods ended September 30, 2007 or 2006.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended September 30, 2007 and 2006 was approximately $0 and $206, respectively. The total compensation expense related to the stock option plan for the nine months ended September 30, 2007 and 2006 was approximately $365 and $666, respectively.

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

September 30,	2007	2006
Shares subject to stock warrants	3,232,939	3,813,336
Shares subject to stock options	1,924,800	1,863,700
	5,157,739	5,677,036

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

Concurrent with the merger, the Company completed the first part of a private offering to accredited investors. The Company sold 10,000,003 shares of  its common stock (of which 2,222,224 shares were subject to redemption) and warrants to purchase 2,500,003 shares of its common stock at $5.85 for a period of 5 years (the shares and warrants are collectively referred to as “Units”), for aggregate consideration of approximately $45.0 million. These warrants were valued at $2.08 per warrant for an aggregate of $5.2 million using a Black-Scholes option-pricing model using a 5 year expected life, a risk free interest rate of 5.0%, no expected dividends and 68.0% volatility. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10.5 million of debt held by the Petters Group, a holder greater than 5% of our voting common stock, (“Petters Group”) and $5.0 million of debt held by the bridge loan holders. Rather than accepting cash consideration for the Units acquired by these investors, the Company agreed to issue Units at a rate of one Unit for each $4.50 of debt for consideration of the note holders’ cancellation of the existing notes. Therefore, the consideration the Company received on the Closing Date consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. In addition, on the Closing Date, the Company issued warrants to purchase 333,333 shares of our common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $0.6 million, was recorded as interest expense. The Company also issued warrants to purchase 230,000 shares of its common stock to its placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $0.5 million, was recorded as a cost of the equity issuance. These warrants were valued at $1.80 and $2.27 respectively per warrant for an aggregate of $1.1 million using a Black-Scholes option-pricing model using the warrants respective life, a risk free interest rate of 5.0%, no expected dividends and 68.0% volatility. Issuance costs, including the value of the warrants, were $4.7 million.

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

On April 25, 2007, The Company entered into a stock repurchase agreement with a group of private investors under common management to repurchase 2,135,550 shares of the Company’s common stock and warrants to purchase 580,937 shares of the Company’s common stock held by such private investors at a combined price of $1.05 for the company stock and for the warrants for an aggregate purchase price of $2,242. These shares and warrants repurchased in this privately negotiated transaction were originally acquired by the private investors in the Company’s private placement that initially closed on December 29, 2005. The repurchase represented 11% of the common stock and warrants outstanding.

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

A total of 2,500,000 shares of common stock have been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life. At September 30, 2007 and 2006, the Company had options to purchase 1,924,800 and 1,863,700 shares, respectively, of common stock outstanding to certain officers and other employees. The compensation costs charged against income was $0 and $206 for the three months ended September 30, 2007 and 2006, respectively. The compensation costs charged was $365 and $666 for the nine months ended September 30, 2007 and 2006, respectively. Compensation costs are included in General and Administrative Expenses in the Consolidated Condensed Statement of Operations.

None of the Incentive Awards granted under the 2005 Equity Incentive Plan were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

The fair value of the options awarded for the three months and nine months ended September 30, 2007 and 2006, were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk -free interest rate	5.0%	5.0%	5.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.0%	68.0%	68.0%	68.0%
Expected life (years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$0.71	$3.02	$0.77	$3.75
Estimated forfeiture rate	31.8%	14.6%	31.8%	14.6%

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

The following is a summary of all of the Company’s stock option activity:

	Shares under option	Weighted- average exercise price per share
Outstanding at December 31, 2006	1,530,600	4.50
Granted	250,000	1.49
Exercised	-	-
Surrendered	(101,700)	4.91
Outstanding at March 31, 2007	1,678,900	4.08
Granted	120,000	1.68
Exercised	-	-
Surrendered	(36,700)	5.12
Outstanding at June 30, 2007	1,762,200	3.96
Granted	688,000	1.17
Exercised	-	-
Surrendered	(525,400)	4.43
Outstanding at September 30, 2007	1,924,800	$2.77

Exercisable at September 30, 2007	122,700	$3.78

As of September 30, 2007 there was $1,834 of total unrecognized compensation cost related to the nonvested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 2.8 year remaining vesting period of the nonvested option awards. The total fair value of the option awards that vested during the three months and nine months ended September 30, 2007 was $10 and $96, respectively.

The following summarizes information about stock options at September 30, 2007:

	Outstanding			Exercisable
Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
.01 - 2.00	1,037,600	9.8	$1.46	34,375	$1.49
2.01 - 4.00	72,900	9.7	$3.02	9,750	$2.93
4.01 - 6.00	746,400	8.3	$4.50	61,600	$4.5
6.01+	67,900	8.4	$6.26	16,975	$6.26
	1,924,800		$2.77	122,700	$3.78

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the period ended September 30, 2007 of $1.30 per share and the exercise price, multiplied by the number of in-the-money options) was $101. This amount will change based on changes in the fair market value of the Company’s common stock.

6. Note Payable – Bank

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $375 if it terminates the Credit Agreement during its second year and $125 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum annual interest of $120. The Company, as of September 30, 2007, had $59 in deferred financing fees being amortized over the life of the Credit Agreement. As of September 30, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

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

	(Dollars in Thousands)
	Three months Ended September 30,		Nine months Ended September 30,
Net Revenue	2007	2006	2007	2006
Direct	$7,008	$9,395	$23,778	$40,648
UCM	1,447	1,138	4,244	3,206
Business to Business	973	3,642	4,069	9,321
Other	292	191	899	376
Total	$9,720	$14,366	$32,990	$53,551

Gross Profit
Direct	$358	$330	$1,991	$2,645
UCM	1,447	1,138	4,244	3,206
Business to Business	90	282	474	741
Other	292	191	899	376
Total	$2,187	$1,941	$7,608	$6,968

Gross Profit %
Direct	5.1%	3.5%	8.4%	6.5%
UCM	100.0%	100.0%	100.0%	100.0%
Business to Business	9.2%	7.7%	11.6%	7.9%
Other	100.0%	100.0%	100.0%	100.0%
Total	22.5%	13.5%	23.1%	13.0%

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

Overview

We operate a leading online marketplace located at www.ubid.com offering high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to eliminate the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our marketplace offers brand-name merchandise from over 200 product categories including computer products, consumer electronics, apparel, house wares, watches, jewelry, travel, sporting goods, home improvement products and collectibles.

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

Recent Developments

On September 20, 2007, Robert H. Tomlinson Jr. resigned as the Company’s Chief Executive Officer. Mr. Tomlinson had informed the Board of Directors on March 26, 2007 that he would not be renewing his employment agreement that terminated on December 29, 2007. The Board of Directors appointed Mr. Jeffrey D. Hoffman as the successor Chief Executive Officer. Mr. Hoffman’s employment with the Company commenced effective September 21, 2007.

Executive Commentary

Success Measures: Our management believes that the most important financial and non-financial measures that track our progress include sales, website traffic, total average order value, gross margin, customer acquisition costs, advertising expense, personnel costs, and fulfillment costs.

Key Business Metrics: We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

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

Approved UCM Program Vendors
Vendors that have gone through the approval process to sell merchandise through our website.

	(In Thousands except Average Order Value and Approved UCM Vendors)
	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006	Q4 2005
Measure
GMS (in thousands)	$23,704	$26,368	$23,402	$26,276	$26,528	$30,286	$31,167	$31,035
Number of orders (in thousands)
Direct	20	29	21	24	23	37	36	43
uBid Certified Merchant	101	98	104	99	89	88	87	93
Total orders	121	127	125	123	112	125	123	136
Average Order Value
Direct	$355	$336	$390	$424	$424	$416	$465	$398
uBid Certified Merchant	$129	$119	$120	$126	$128	$110	$107	$108
Visitors (in thousands)	7,224	6,901	6,744	6,529	6,488	7,215	6,369	7,051
Bidders (in thousands)	218	231	235	239	211	255	241	267
Bidders to Visitors Percentage	3.0%	3.3%	3.5%	3.7%	3.3%	3.5%	3.8%	3.8%
Approved UCM Vendors	3,321	2,873	2,513	2,049	1,716	1,307	949	628

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

Our revenue is dependent in part on sales of products produced by or purchased from Sony Electronics, Inc. (“Sony”), Hewlett-Packard Company (“HP”), Recoupit, Inc.(“Recoupit”), Electronic Hardware Services (“EHS”) and Always at Market, Inc.(“Always at Market”). The following table represents the respective vendors’ percentage of sales for the three and nine months ended September 30, 2007 and September 30, 2006. No other supplier represented more than 5% of our net revenues for any period presented.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Vendor
HP	28.0%	16.8%	24.6%	13.6%
Recoupit	8.4%	6.2%	7.8%	5.0%
EHS	6.4%	4.6%	3.0%	6.0%
Sony	6.1%	15.3%	11.9%	15.1%
Always at Market	4.9%	6.8%	5.5%	6.3%

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

	(Dollars in Thousands)
	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
Net Revenues:
Direct	$7,008	72.1%	$9,395	65.4%	$23,778	72.1%	$40,648	75.9%
UCM	1,447	14.9%	1,138	7.9%	4,244	12.9%	3,206	6.0%
Business to Business	973	10.0%	3,642	25.4%	4,069	12.3%	9,321	17.4%
Other	292	3.0%	191	1.3%	899	2.7%	376	0.7%
Total Net Revenues	9,720	100%	14,366	100%	32,990	100%	53,551	100%
Gross Profit:
Direct	358	3.7%	330	2.3%	1,991	6.0%	2,645	4.9%
UCM	1,447	14.9%	1,138	7.9%	4,244	12.9%	3,206	6.0%
Business to Business	90	0.9%	282	2.0%	474	1.4%	741	1.4%
Other	292	3.0%	191	1.3%	899	2.7%	376	0.7%
Total Gross Profit	2,187	22.5%	1,941	13.5%	7,608	23.1%	6,968	13.0%
General and administrative	3,313	34.1%	3,454	24.0%	9,661	29.3%	10,439	19.5%
Sales and marketing	1,117	11.5%	1,160	8.1%	3,317	10.1%	4,122	7.7%
Total operating expenses	4,430	45.6%	4,614	32.1%	12,978	39.3%	14,561	27.2%
Loss from operations	(2,243)	(23.1)%	(2,673)	(18.6)%	(5,370)	(16.3)%	(7,593)	(14.2)%
Interest Income / (Expense) & Other, Net	50	0.5%	12	0.1%	164	0.5%	208	0.4%
Other Income / (Expense)	-	-%	-	-%	60	-%	-	-%
Net Loss	$(2,193)	(22.6)%	$(2,661)	(18.5)%	$(5,146)	(15.6)%	$(7,385)	(13.8)%

Comparison of Three Months ended September 30, 2007 and September 30, 2006

Net loss for the three months ended September 30, 2007 was $2,193 or $0.12 basic and diluted loss per share. For the three months ended September 30, 2006, the loss was $2,661 or $0.13 basic and diluted loss per share. The loss decreased by $468 or 17.6% from the same period in the prior year.

Direct Channel: Direct channel sales decreased $2,387 or 25.4% to $7,008 for the three months ended September 30, 2007 compared to $9,395 in the same period last year. In the current period the number of Direct orders decreased 3,000 or 13.0% and the average order value decreased $69.00 or 16.3% to $355.00 per order. The decline in the number of direct orders is primarily due to a shift from the Direct channel sales to the UCM platform in which only commission revenue is recorded and an improved effort in managing product posted for auction. The decrease in the average order value was primarily due to decreased selling prices for desktop computers. The decrease was partially offset by increases in sales of notebook computers and improved average order values in video and digital cameras.

The Direct channel gross profit increased $28 or 8.5% for the three months ended September 30, 2007 compared to the same period in the prior year. The Direct channel gross profit percentage increased 1.4% to 3.7% for the three months ended September 30, 2007 compared to 2.3% for the three months ended September 30, 2006. The increase was a result of an improved effort in managing product posted for auction. The decreased order volume resulted in lower distribution and variable operating costs which offset the margin dollar loss and improved the overall profitability. Negatively impacting gross profit was an inventory write-down of $137 for the three months ended September 30, 2007 compared to a write-down of $804 in the same period of the prior year.

UCM Channel: UCM revenues and gross profit increased $309 or 27.2% to $1,447 for the three months ended September 30, 2007 compared to revenue and gross profit of $1,138 in the same period of the prior year. In the current period the number of UCM orders increased 12,000 or 13.5% and the average order value increased $1.00 or 0.8% to $129.00 per order. The number of UCM vendors increased 1,605 or 93.5% to 3,321 vendors compared to 1,716 at September 30, 2006. The increase in UCM orders and the average order value is primarily due to the shift of revenue and volume from the Direct sales channel to the UCM channel along with an increase in the number of UCM vendors.

Business to Business: Business to Business revenues decreased $2,669 or 73.3% for the three months ended September 30, 2007 compared to the same period in the prior year. Gross profit decreased $192 or 68.1% to $90 for the quarter ended September 30, 2007 compared to $282 for the quarter ended September 30, 2006. The gross profit percentage decreased to 0.9% for the three months ended September 30, 2007 compared to 2.0% in the same period of the prior year. Business to Business channel revenue and gross profit decreased due to lower availability of opportunistic purchases in the current quarter and the restructure of the Dibu Trading sales force in the fourth quarter of 2006.

Other Revenue: Other revenue and gross profit primarily comprised of online advertising revenue increased $101 or 52.9% for the three months ended September 30, 2007. The increase resulted from the enlistment of several new advertising customers on our website.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended September 30, 2007 were $4,430, a decrease of $184 or 4.0%, compared to the quarter ended September 30, 2006.

	(Dollars in Thousands)
	Three Month Period Ended
SG&A Expenses:	September 30, 2007	September 30, 2006	Increase (Decrease)
Advertising	$977	$977	$-
Salary and benefits	1,629	1,846	(217)
Stock-based compensation	-	206	(206)
Facilities	111	159	(48)
Warehouse	189	235	(46)
Credit card fees	516	462	54
Telecommunications, hardware and storage	150	162	(12)
Legal, audit, insurance, and other regulatory fees	423	198	225
Depreciation & amortization	233	110	123
Consulting and outside services	141	129	12
Other SG&A	61	130	(69)
	$4,430	$4,614	$(184)

Advertising expense was unchanged and visitor traffic increased 736,000 or 11.3% as we continued to eliminate the least effective marketing efforts to optimize profitable online campaigns in addition to television and print campaigns. The cost per visitor decreased to $0.14 per visitor from $0.15 per visitor in the same period of the prior year. The conversion rate declined .3% to 3.0% in the three months ended September 30, 2007 compared to 3.3% for the three months ended September 30, 2006. The decline in the conversion rate was primarily due to a pay per visitor Direct TV campaign that generated an increase in visitor traffic to the website but resulted in visitors that did not convert to bidders at the same rate as traditional online campaigns. The pay per visitor Direct TV campaign differed from previous Direct TV campaigns which ran in the first six months of 2007 whereby selected air time slots were purchased.

Salary and benefits expense decreased $217 or 11.8% as a result of eliminating certain positions in the third quarter 2006. Stock compensation decreased $206 due to the increased number of forfeited stock options during the three months ended September 30, 2007. Partially offsetting the decrease in Salary and benefits was $125 in recruiting fees, $100 in relocation expense and $95 in severance expense incurred in the quarter ended September 30, 2007 for the transition and replacement of the Chief Executive Officer position.

Facilities expense decreased $48 or 30.2% due to the relocation of both our corporate office and the customer service center to new facilities with decreased lease costs.

Warehouse expense decreased $46 or 19.6% due to the lower direct sales volume.

Telecommunications, hardware and storage expenses decreased $12 as a result of negotiating new maintenance contracts with favorable rates.

The decreases in expenses were offset by the following increases:

Depreciation and amortization increased by $123 or 111.8% as a result of the purchase of intangible assets and computer equipment.

Legal, audit, insurance and other regulatory fees increased $225 or 113.6% primarily due to expenses associated with the implementation of a Sarbanes Oxley compliance program.

Consulting and outside services expense increased $12 or 9.3% as temporary help was brought in to the advertising department to help with several projects.

Credit card fees increased $54 or 11.7%. The increase is primarily attributable to a $40 increase in processing due to processing rate increases and a $14 increase in chargeback’s primarily related to fraud.

Other Expense: Net interest income was $50 for the quarter ended September 30, 2007 compared to interest income of $12 for the quarter ended September 30, 2006. The increase in net interest income is attributed to decreased interest expense relating to borrowing costs under the terms of the credit facility. The Company retired all debt after receiving the capital raised on December 29, 2005.

Net Losses: The Company experienced a net loss of $2,193 or $0.12 per share for the quarter ended September 30, 2007 compared to a net loss of $2,661 or $0.13 per share for the quarter ended September 30, 2006.

Comparison of Nine Months ended September 30, 2007 and September 30, 2006

Net loss for the nine months ended September 30, 2007, was $5,146 or $0.27 basic and diluted loss per share. For the nine months ended September 30, 2006, the loss was $7,385 or $0.37 basic and diluted loss per share. The loss decreased by $2,239 or 30.3% from the same period in the prior year.

Direct Sales: Direct channel sales decreased $16,870 or 41.5% to $23,778 for the nine months ended September 30, 2007 compared to Direct sales of $40,648 in the same period of the prior year. In the current period the number of direct orders decreased 26,000 or 27.1% and the average order value decreased by $75.00 or 17.2% per order. The decline in the number of direct orders continues to be due to a shift from the Direct channel sales to the UCM platform in which only commission revenue is recorded and an improved effort in managing product posted for auction. The decrease in the average order value was due primarily to decreases in video, portable audio and desktop computers. This decrease was offset by an increase in sales of portable computers and digital cameras.

The Direct channel gross profit decreased by $654 or 24.7% for the nine months ended September 30, 2007 compared to the same period of the prior year. The Direct channel gross profit percentage increased 1.1% to 6.0% for the nine months ended September 30, 2007 compared to 4.9% for the nine months ended September 30, 2006. The increase was a result of an improved effort in managing product posted for auction. Negatively impacting gross profit were inventory write-downs of $331 for the nine months ended September 30, 2007 compared to write-downs of $1,374 for the same period of the prior year.

UCM Channel: UCM revenues and gross profit increased $1,038 or 32.4% to $4,244 for the nine months ended September 30, 2007 compared to revenue and gross profit of $3,206 in the same period of the prior year. In the current period the number of UCM orders increased 39,000 or 14.8% and the average order value increased $8.00 or 6.7% per order. The UCM orders and the average order value increased primarily due to the shift of revenue and volume from the Direct sales channel to the UCM channel along with the increase in the number of UCM vendors.

Business to Business: Business to Business revenues decreased $5,252 or 56.3% for the nine months ended September 30, 2007 compared to the same period in the prior year. For the nine months ended September 30, 2007 we had sales of $4,069 compared to $9,321 in the same period of the prior year primarily due to a restructuring and reduction of the Business to Business sales force in the fourth quarter of 2006.

Other Revenue: Other revenue and gross profit primarily comprised of online advertising revenue increased $523 or 139.1% for the nine months ended September 30, 2007. The increase resulted from the enlistment of several new advertising customers on our website.

Total Gross profit increased $640 or 9.2% to $7,608 for the nine months ended September 30, 2007 compared to $6,968 for the nine months ended September 30, 2006. The gross profit percentage increased to 23.1% for the nine months ended September 30, 2007 compared to 13.0% in the same period of the prior year.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the nine months ended September 30, 2007 were $12,978, a decrease of $1,583 or 10.9%, compared to the nine months ended September 30, 2006.

	(Dollars in Thousands)
	Nine Month Period Ended
SG&A Expenses:	September 30, 2007	September 30, 2006	Increase (Decrease)
Advertising	$2,938	$3,595	$(657)
Salary and benefits	4,151	4,959	(808)
Stock-based compensation	365	666	(301)
Facilities	376	474	(98)
Warehouse	549	824	(275)
Credit card fees	1,559	1,746	(187)
Telecommunications, hardware and storage	474	577	(103)
Legal, audit, insurance, and other regulatory fees	846	729	117
Depreciation & amortization	642	253	389
Bad debt	352	-	352
Consulting and outside services	484	359	125
Related party management fees	-	30	(30)
Other SG&A	242	349	(107)
	$12,978	$14,561	$(1,583)

Advertising expense decreased $657 or 18.3% as we continued to eliminate the least effective marketing efforts to optimize profitable online campaigns, television and print campaigns. The cost per visitor decreased to $0.14 per visitor from $0.18 per visitor in the same period of the prior year.

Salary and benefits expense decreased $808 or 16.3% as a result of eliminating certain positions in the third quarter 2006. This reduction in positions also led to a $301 or 45.2% decrease in stock based compensation. Partially offsetting the decrease in Salary and benefits was $125 in recruiting fees, $100 in relocation expense and $95 in severance expense incurred in the quarter ended September 30, 2007 for the transition and replacement of the Chief Executive Officer position.

Facilities expense decreased $98 or 20.7% due to the relocation of both our corporate office and the customer service center to new facilities with decreased lease costs.

Warehouse expense and credit card fees decreased $275 or 33.4% and $187 or 10.7%, respectively, primarily due to lower Direct channel sales volume.

Telecommunications, hardware and storage expenses decreased $103 as a result of negotiating new maintenance contracts with favorable rates.

The decreases in expenses were offset by the following increases:

Legal, audit, insurance and other regulatory fees increased $117 or 16.0 % primarily as a result of the initial costs of a Sarbanes Oxley compliance program.

Depreciation and amortization increased $389 or 153.8% primarily as a result of the purchase of intangible assets and computer equipment.

Bad debt increased $352 or 100% attributable to a bad debt incurred by Dibu Trading corp., our Business to Business unit, for partial settlement of an aged debt.

Consulting and outside services increased $125 or 34.8% as temporary help was brought in to facilitate the completion of several projects and initiatives.

Other Expense: Net interest income was $164 for the year to date as of September 30, 2007 compared to interest income of $208 for the same period 2006. The decrease in net interest income is attributed to increased interest expense relating to borrowing costs under the credit facility terms. The Company retired all debt after receiving the capital raised on December 29, 2005.

Net Losses: The Company experienced a net loss of $5,146 or $0.26 per share for year to date as of September 30, 2007 compared to a net loss of $7,385 or $0.37 per share for the same period 2006.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary source of cash flow has been from operations and the $29.5 million raised in the December 29, 2005 private offering of our common stock and warrants.

Net cash used in operating activities for the nine months ended September 30, 2007 was $3,501 compared to $12,658 used in the nine months ended September 30, 2006. The net cash used in operating activities in 2007 was primarily the result of our net loss and a $947 increase in inventory since the year ended December 31, 2006. The increase in inventory was offset by an increase in accounts payable as open trade terms with suppliers helped finance the inventory increase. The increase in inventories is intended to increase product available for auction. Accounts receivable increased $70 primarily due to increased open account terms in the business to business sales channel. Prepaid expenses and other current assets decreased $350 from the year ended December 31, 2006 as interest receivable of $114 was collected. In addition, a $50 rent deposit for the customer service center facility was returned to the Company. The decrease in accrued expenses of $5 was primarily the result of lower payroll accruals due to the reduced staffing and lower freight costs due to lower Direct channel sales volumes.

Net cash used in investing activities was $156 for the nine months ended September 30, 2007 due primarily to the purchase of property and equipment. Net cash provided by investing activities was $5,503 for the period ended September 30, 2006 primarily from a decrease in restricted investments as a result of the expiration of letters of credit that were no longer required as restricted collateral.

Net cash used by financing activities was $1,752 for the nine months ended September 30, 2007, compared to a cash outflow of $1,562 for the same period last year. The cash outflow in 2007 is due to the stock repurchase offset by the decrease in inventory financed through the flooring facility. On April 25, 2007, the Company repurchased in a private transaction 2,135,550 shares of common stock and 580,937 warrants at a combined price of $1.05 for the common stock and for the warrants for an aggregate total of $2,242 from a private investor. The repurchase represents 11% of the common stock and warrants currently outstanding.

For the period ended September 30, 2006, the majority of the cash used for financing activities related to the second part of the private offering of the Company’s units to accredited investors on February 3, 2006. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described in Note 4 to the consolidated condensed financial statements in this report for an aggregate of $13.5 million. The Company also redeemed 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to the merger and uBid’s financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described in Note 4 to the consolidated condensed financial statements in this report. The second part of the private offering resulted in no net cash proceeds being retained by the Company.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $375 if it terminates the Credit Agreement during its second year and $125 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum annual interest of $120. The Company as of September 30, 2007 had $59 in deferred financing fees being amortized over the life of the Credit Agreement. As of September 30, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

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

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the third quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2007, options to purchase an aggregate of 688,000 shares of our common stock were granted to individuals, all employees of uBid. Options to purchase an aggregate of 600,000 shares at $1.14 per share were granted on September 21, 2007. The options have a term of ten years and vest over a three to four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index on the following page.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 14, 2007.

UBID.COM HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
	Name:	Miguel A. Martinez, Jr.
	Title:	Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)