Form 10-K
period 2007-12-31
uBid.com Holdings, Inc.
filed 2008-03-28
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $1.80 at June 29, 2007) was approximately $32.8 million.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of, March 15, 2008, was 18,197,783.

DOCUMENTS INCORPORATED BY REFERENCE

None

Page

PART I

Item 1 . Business	1-12
Item 1A . Risk Factors	12-27
Item 1B. Unresolved Staff comments - Not Applicable
Item 2 . Properties	27
Item 3 . Legal Proceedings	27
Item 4 . Submission of Matters to a Vote of Security Holders	27

PART II

Item 5 . Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28-29
Item 6 . Selected Financial Data	29-32
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-43
Item 7a. Quantitative and Qualitative Disclosures about Market Risk	44
Item 8 . Financial Statements and Supplementary Data	44-67
Item 9 . Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A . Controls and Procedures	68
Item 9B . Other Information	69

PART III

Item 10 . Directors and Executive Officers of the Registrant	70-73
Item 11 . Executive Compensation	73-80
Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81-84
Item 13 . Certain Relationships and Related Transactions and Director Independence	84-85
Item 14 . Principal Accountant Fees and Services	85-86

PART IV

Item 15 . Exhibits and Financial Statement Schedules	86

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Item 1.  Business

Overview of Business

uBid.com Holdings, Inc. is a holding company for uBid, Inc., and Dibu Trading Corp., our operating businesses. For purposes of this Annual Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiaries.

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

Also on December 29, 2005, we completed the first part of a private offering to accredited investors. We sold 10,000,003 shares of our common stock and warrants to purchase 2,500,003 shares of our common stock (the “Units”), for aggregate consideration of $45 million. The warrants issued to the investors are exercisable for five years at an exercise price of $5.85. Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10.5 million of debt held by the Petters Group and $5.0 million of debt held by certain other lenders. Rather than accepting cash consideration for the common stock and warrants acquired by these investors, we agreed to issue common stock and warrants for consideration of the note holders’ cancellation of the existing notes. Of the 3,444,444 Units issued in exchange for debt, 2,222,224 Units were issued to Petters Group with such common shares that were subject to redemption at a redemption price of $4.50. For debt exchanged with Units that did not have redeemable common shares, the value of the securities issued in exchange for the debt equaled the face value of the debt exchanged, and accordingly, we did not recognize or record a gain or loss. Due to the higher value of the redeemable common shares issued to Petters Group, we realized a loss of approximately $1.2 million upon the exchange of such debt. However, as the Petters Group is considered a significant related party to us, the exchange was treated for accounting purposes as a capital transaction and the resulting loss was reflected as a dividend to stockholders rather than as a direct reduction of net earnings. Therefore, the consideration we received on December 29, 2005 consisted of approximately $29.5 million in cash and $15.5 million in cancelled debt. In addition, on the Closing Date, we issued warrants to purchase 333,333 shares of our common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $600,000, was recorded as interest expense. We also issued warrants to purchase 230,000 shares of our common stock to our placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $522,000, was recorded as a cost of the equity issuance.

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

Our History

Over the past ten years, our business strategy has evolved significantly. We began operations as an e-tailer directly procuring merchandise consisting primarily of refurbished and overstock computer and consumer electronics inventory for sale in our auction style format online marketplace. Initially, we operated as the sole seller in the marketplace and were solely responsible for all warehousing and order processing and, therefore, incurred all costs and risks associated with product procurement.

Today, our business model includes our direct product procurement business channel, uBid Direct, the uBid Certified Merchant, which provides merchants the ability to sell merchandise in the uBid online marketplace and our B2B Wholesale Channel.

The uBid Solution

Our online marketplace provides merchants with an efficient and economical sales channel for maximizing revenue on their excess merchandise, while providing consumers with a convenient method for obtaining these products at substantial savings. Our online marketplace offers:

▪
Extensive Security and Fraud Protection . uBid’s online marketplace provides a trustworthy and secure buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from unestablished businesses, individual consumers and other non-commercial parties. All merchants offering goods in our online marketplace are required to successfully complete our merchant certification process, which includes verification of the merchant’s trade and bank references and other information which establishes that the merchant is in good business standing. As a result of this certification, fraudulent transactions in our marketplace are minimized. In addition, we require all buyers to provide a valid credit card before placing their initial bid, resulting in reductions to the occurrence of fraudulent bidding.

▪
Strong Brand and Loyal Customer Base . We have strengthened our “trust” positioning over the past year through advertising, marketing and promotional campaigns and consistent delivery of quality products at low prices. We have amassed over five million member registrations since our inception in 1997.

▪
Broad and Deep Product Selection . We offer over 200,000 high quality, brand-name new, close-out, overstock and refurbished merchandise in over 200 categories including computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectible products each day.

▪
Compelling Value to Consumers and Merchants . We attract new consumers and retain existing consumers by offering low prices on high quality, brand-name products in a marketplace supported by both auction style and fixed price formats. We provide additional value to our consumers by providing timely and accurate order processing, direct fulfillment where applicable and in-house customer support. Sellers are attracted to uBid because of the large and growing number of potential buyers. The frequency of product offerings and the ability to continuously add new items allow merchants to liquidate inventory quickly to minimize the risk of price erosion. In addition, our auction style and fixed price formats allow suppliers and sellers the opportunity to optimize sales value while simultaneously liquidating excess merchandise directly to a nationwide audience, without conflicting with their primary distribution channels.

Business Channels

We currently provide suppliers and merchants the opportunity to offer and sell their products in the marketplace through two distinct business channels:

uBid Direct:

The uBid Direct business channel provides us with management control over all aspects of product acquisition, sale and distribution process. Through uBid Direct, we directly source, purchase, warehouse and market surplus inventory from suppliers and merchants in our established network of approximately 3,600 companies. uBid Direct allows suppliers and merchants to achieve immediate cost recovery on their excess, overstock and close-out merchandise. We direct the offer and sale of uBid Direct inventory on our online marketplace through our auction style or fixed price formats. Finally, we manage all order processing, order fulfillment and customer support needs related to uBid Direct inventory. uBid typically earns the margin difference between our purchase and selling price on the auction style and fixed price completed transactions. uBid Direct net sales for the years ended December 31, 2007 , 2006 and 2005 were $31,135 , $50,382,  and $72,717 respectively. uBid Direct represented 72.3%, 75.7% and 86.0% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

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

This business channel, launched in July 2003, enables certified merchants to sell their products, while maintaining control over warehousing and fulfillment. It also provides uBid with the ability to reduce costs and risk associated with product procurement while increasing supply and maintaining our trust positioning. UCM net sales for the years ended December 31, 2007, 2006 and 2005 were $5,533 , $4,686  and $3,384 respectively. We earn a commission on all items sold and this channel generated approximately 12.8%, 7.0% and 4.0% of net revenue (representing only our earned commissions) in 2007, 2006 and 2005.

Wholesale Business:

The Wholesale business to business channel (“B2B”) provides manufacturers and distributors the ability to sell large quantities of excess inventory. uBid typically earns the margin difference between our purchases and selling price on completed transactions. Wholesale net sales for the years ended December 31, 2007, 2006 and 2005 were $5,258, $10,790 and $8,204, respectively. The Wholesale business channel generated approximately 12.2%, 16.2% and 9.7% of net revenue in 2007, 2006 and 2005, respectively.

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

Pre-screened consumers participate in the marketplace by reviewing products and setting bid prices. After setting a bid price on an item, the consumer’s login name and bid price are placed on the bidder list provided on that item’s product page. Bidding continues until expiration of the pre-established open bid time for that item. During the open bidding period, consumers may elect to be notified by e-mail when they are outbid or may use the “Bid Butler” to automatically increase their bid up to a predetermined maximum dollar amount

On the day that the open bidding period ends, winning bidders are determined and notified by e-mail. The highest bidders of an item become the “winners.”   Winning bidders may pay different prices, however, in the event of equal winning bid prices, bids on larger quantities and earlier bid times prevail. The winning customer’s credit card is then screened for fraud and credit availability, the purchase is processed, shipped and the customer’s credit card is charged.

Products and Merchandising

For the year ended December 31, 2007, our product mix based on units sold consisted of approximately 40% new merchandise and 60% refurbished products. This mix fluctuates from quarter to quarter depending on the type of products posted in our marketplace.

Most merchandise sold is covered by manufacturer, distributor or refurbisher warranties. Additionally, in most cases, in those states where third party warranties are permitted by law, extended warranties on merchandise are available for purchase. Merchandise from the following categories is offered in our marketplace:

▪
Computer Products : Including items such as desktops, portable computers, computer accessories, disk drives, modems, monitors/video equipment, components, printers, scanners, digital cameras, software and home office products.

▪	Consumer Electronics: Including items such as home theater equipment, home audio equipment, speakers, televisions, camcorders, VCRs, DVD players, portable audio players and automobile audio equipment.

▪	Apparel and Accessories: Including items such as men’s, women’s and children’s casual, fitness, and dress clothing, shoes and accessories.

▪	Jewelry and Gifts : Including items such as rings, earrings, watches, bracelets and loose stones.

▪	Home : Including items such as appliances, vacuum cleaners, furniture, tools, luggage, , furnishings, art and lawn and garden.

▪	Sporting Goods and Memorabilia : Including items such as sports memorabilia and equipment for golf, tennis, health and fitness, outdoor sports, bicycles, water sports and team sports.

▪	Books, Music and Videos : Including items such as books, movies, video games, DVDs and CDs.

▪	Collectibles : Including items such as dolls, stamps, coins, pottery, glass and figurines.

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

▪
Increasing consumer awareness of uBid’s “trust” position . uBid has created a unique position in the marketplace focused on earning consumer trust. This position of “trust” is supported by our focus on business-to-consumer selling (versus consumer-to-consumer selling), our efforts to minimize fraudulent sellers by requiring all merchants participating in the UCM Program to complete a merchant certification process, significant investments in our customer support services, internal product warehousing and payment transaction processing and endorsements from various recognized third party security and privacy programs. We believe this “trust” positioning will continue to set us apart from our competitors and provide a meaningful difference in attracting and maintaining customers.

▪
Expanding and optimizing customer acquisition efforts . Our marketing expenditures are primarily spent on attracting traffic to our website. Potential new customers are sourced through a range of online efforts including affiliate programs, paid search listings, shopping comparison programs, online partnerships and e-mail marketing. In addition, we are also evaluating new marketing channels such as offline direct response television and radio, in-store media, event marketing and single partnerships with key online media companies to broaden our customer demographics and drive larger incremental gains in customer acquisition.

▪
Implementing a scalable, cost-effective customer retention program . It is critical to have a program that effectively manages new customer relationships from acquisition to activation (1 time bidding/buying) to repeat purchase. We have recently begun investing in the implementation of our customer retention management. Our efforts to date have been focused on developing programs aimed at improving bidding/buying behavior among key customer segments: 1) recent bidders, 2) lapsed and long lapsed bidders, 3) inactive members (i.e., never bid), 4) registered members without a credit card on file, and 5) members without an opt-in e-mail address. In addition, we are working on a long term customer retention management strategy, which is expected to include development of a marketing data warehouse.

▪
Increasing the availability of qualified merchants for the UCM Program . The recruiting of merchants to the UCM Program has become a primary growth focus. We are marketing to prospective merchants principally through online media, including e-mail marketing and online trade media (e.g., auction industry newsletters), as well as offline through public relations and trade show events. We are also building our own merchant prospect list from several sources for use in direct solicitations via e-mail and direct mail. These efforts have resulted in a significant increase in the volume of qualified prospect applications for processing.

Customer Support and Service

Our ability to establish and maintain long term relationships with our customers and encourage repeat visits and purchases is dependent, in part, on the strength of our customer support and service operations. We have established multiple channels for communicating with our customers before and after the sale, including phone, e-mail and online support.

Customer Care Center

We currently employ a staff of in-house customer support personnel responsible for handling customer inquiries, tracking shipments, investigating and resolving problems with merchandise. Our Customer Care Center has a 32 seat capacity and is located in Tilton, Illinois. Currently, we utilize less than 78% of the center’s capacity. Customer Care representatives are available for support from 8 a.m. - 6 p.m. CST Monday through Friday. In addition, our customer service representatives are trained to cross-sell complementary and ancillary products and services including extended product warranties and accessories.

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

Availability

Our business model dictates that our online marketplace be available 24 hours a day, 7 days a week. Our data center has a robust, responsive, resilient platform to support our growing customer base. Our technology platform is able to achieve high availability by maintaining redundant components critical to the effective functioning of the platform. We have built a redundant and cost-efficient network that is resilient even if a few elements in the network fail. This has been achieved by designing a fully meshed network with dual network interfaces, switches, routers and load balancers. Every key data circuit that is critical to the availability of the platform has an alternate path to ensure that the website is reachable. Our website is connected to the Internet through redundant DS-3 circuits using AT&T as the back bone.

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

Security

uBid operates a “trusted” online marketplace in which we have implemented measures to minimize buyer and seller fraud including pre-screening of all new bidders using anti-fraud detection tools. Our anti-fraud programs are continually updated to stay current with the latest evolution of online fraud tools. Additionally, all consumer sensitive data such as credit card numbers and passwords are encrypted and stored behind our secure network. We use Secure Sockets Layer and enhanced encryption algorithms to protect consumer sensitive data. The network is also protected with Intrusion Detection Systems and firewalls that allow restricted ports from the outside network.

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

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See Item 1A, “Risk Factors,” starting on page 14 of this Annual Report on Form 10-K.

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

Employees

As of December 31, 2007, we had 79 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Item 1A.  Risk Factors

Based on current and known information, be believe that the following identifies the most significant risk factors that could affect our business. However, the risks and uncertainties we face are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that we currently believe to be immaterial, that could have material adverse effects on our financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should both be used to anticipate results or trends in the future periods.

Risks Related to Our Company

Revenues in prior periods may not be indicative of our future growth.

Our revenues have fluctuated significantly in the past as a result of varying amounts of funds we have spent on advertising and inventory supply and may fluctuate significantly in the future as a result of changes made in our business over the past ten years. These changes in our business, including changes in ownership, prevent the meaningful use of period-to-period comparisons of financial results. Accordingly, investors should not rely on past revenue as a prediction of our future growth. For a discussion of the changes to our business over the past eight years, see Item 1, “Business,” beginning on page 1.

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. uBid incurred a net loss of approximately $7,041 for the year ended December 31, 2007. As of December 31, 2007, our accumulated deficit was $32,260. We have not achieved profitability on an annual basis. We may not be able to reach a level of revenue to achieve profitability. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Our financial results fluctuate and may be difficult to forecast.

General U. S. and worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause vendors and consumers to slow spending on our products and services. We cannot predict timing, strength of duration of any economic slowdown or subsequent economic recovery in the U.S. or worldwide. If the economy or markets in which we operate do no continue at their present levels, our business, financial conditions and results of operation s will likely be materially and adversely affected.

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

Our future performance depends substantially on the continued service of our senior management and other key personnel. In particular, our success depends upon the continued efforts of our management personnel, including our Chief Executive Officer, Jeffrey D. Hoffman, our Executive Vice President, Timothy E. Takesue, and other members of the senior management team. Messrs. Hoffman, and Takesue have executed employment agreements, but these agreements do not guarantee continued employment. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our management team, it could impair our revenue growth, business and future prospects.

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

We are a holding company that depends on cash flow from uBid, Inc. and Dibu Trading Corp., our wholly-owned subsidiaries, to meet our obligations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to, and report on, the effectiveness of internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements when we are required to comply, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue a qualified report. Additionally, if we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

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

▪	Various online auction houses such as eBay.com, Amazon.com Auctions, and Bidz.com.

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

We are currently planning an upgrade to our enterprise resource planning applications (“ERP”). These applications support our back office operations. Upgrades may be required to the ERP applications to ensure that such applications stay current on the latest applicable version. By design, these upgrades are time consuming, expensive and intrusive to daily business operations. Conducting such upgrades could result in a failure to our operating systems or may cause a delay in fulfillment of orders received through our online auction platform. Undertaking such an upgrade will require significant capital expenditures that may result in a diversion of funds required for general operating expenses, which may result in an adverse effect to our ongoing business operations.

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

We depend upon our suppliers to provide merchandise for sale through our online marketplace. The availability of merchandise can be unpredictable. Since our inception, we have sourced merchandise from over 3,600 suppliers. Merchandise acquired from Sony and Hewlett Packard accounted for 15.2% and 8.7% of net revenues during the year ended December 31, 2007. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to sell or otherwise provide merchandise for sale in our auctions. We also cannot be certain that we will be able to establish new supplier relationships that ensure merchandise will be available for auction on our website.

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

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 225,000,000 shares of capital stock consisting of 200,000,000 shares of common stock and 25,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of March 15, 2008, there were 18,197,783 shares of common stock outstanding, 3,903,336 shares of common stock underlying warrants that have been issued by us, 1,984,100 shares of common stock underlying options or other rights that have been granted under our 2005 Equity Incentive Plan and 515,900 shares of common stock reserved for issuance under our 2005 Equity Incentive Plan. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTC bulletin board.

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

Our in-house call center is located in Tilton, Illinois. We currently lease this facility for $3,250 per month. The lease expires in April 2010.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

As of March 7, 2008, there were approximately 238 holders of record of shares of our common stock.

On December 31, 2007, the last reported sales price of our shares on the OTC bulletin board was $0.75. During the first quarter of 2008 through March 7, 2008, the high sales price of our common stock was $1.15 and the low sales price was $0.51.

	2007		2006 (1)
	High	Low	High	Low
First Quarter	$2.70	$1.12	$7.20	$6.15
Second Quarter	$2.00	$0.90	$6.70	$6.25
Third Quarter	$1.85	$1.00	$6.80	$4.99
Fourth Quarter	$1.33	$0.55	$3.65	$2.15

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

As of March 15, 2008, there are 3,250,003 warrants issued for the purchase of 3,250,003 shares of our common stock at an exercise price of $5.85. There are 653,333 warrants issued for the purchase of 653,333 shares of our common stock at an exercise price of $4.50. In addition, there are 2,500,000 shares of common stock reserved for issuance of stock options and incentive awards pursuant to our 2005 Equity Incentive Plan.

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

EQUITY COMPENSATION PLAN

Securities authorized for issuance under equity compensation plans as of December 31, 2007 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c)
Equity compensation plans approved by security holders	1,984,100	$2.68	515,900
Equity compensation plans not approved by security holders	320,000	$4.50	—
Total	2,304,100	$2.93	515,900

Equity compensation plans not approved by our stockholders consist of warrants to purchase 320,000 shares of common stock, issued to the placement agents in our private offerings on December 29, 2005 and February 3, 2006, exercisable for five years at $4.50 per share.

RECENT SALES OF UNREGISTERED SECURITIES

For a discussion of recent sales of unregistered securities, please see our Current Reports on Form 8-K filed through December 31, 2007.

Item 6.  Selected Financial Data

The selected financial data of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in this report.

uBid.com Holdings, Inc. and Subsidiaries
Selected Financial Data
(Dollars in Thousands, except for per share data)

	uBid (1)					Predecessor Company (2)
	Year Ended December 31,				9 Months Ended December 31,	8 Months Ended March 31,

	2007	2006	2005	2004	2003	2003
Net Revenues	$43,061	$66,559	$84,592	$87,002	$65,656	$103,484

Cost of Revenues	33,333	56,421	73,062	75,837	54,491	100,252

Gross Profit	9,728	10,138	11,530	11,165	11,165	3,232

Operating Expenses
General and administrative (3)	13,255	12,973	13,045	12,112	9,021	126,527
Sales and marketing	3,753	4,987	4,996	4,260	2,484	5,743

Total operating expenses	17,008	17,960	18,041	16,372	11,505	132,270

Loss From Operations	(7,280)	(7,822)	(6,511)	(5,207)	(340)	(129,038)

Miscellaneous Income	60	-	-	-	21	-

Interest Income (Expense), net	179	267	(2,538)	(1,102)	(651)	(6,006)

Net Loss	(7,041)	(7,555)	(9,049)	(6,309)	(970)	(135,044)

Preferred Stock Dividends	-	-	(1,216)	(60)	(60)	-

Net Loss Available to Common Shareholders	$(7,041)	(7,555) $	$(10,265)	$(6,369)	$(1,030)	$(135,044)

Net Loss per share - Basic and
Diluted	$(0.37)	(0.37) $	$(3.88)	$(2.56)	$(0.41)	$ N/M

Weighted Average Shares - Basic and Diluted (4)	18,864,777	20,260,689	2,643,936	2,487,107	2,487,107	N/M

Balance Sheet Data (as of period end):

Total current assets	$14,499	22,052 $	$36,120	$11,817	$11,257	$17,349
Total assets	15,331	23,578	36,644	12,146	11,653	22,047
Total current liabilities, excluding debt 4,479	3,843	9,652	7,030	7,562	168,882
Long-term debt including current maturities -	-	410	11,320	3,986	1,405
Redeemable Common Stock (5)	-	-	12,000	-	-	-
Total shareholders equity (deficit)	10,852	19,735	14,582	(6,204)	105	(148,240)

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

(3)	Includes $0, $30, $360 and $264 of management fees charged to uBid by Petters Group for the periods ended December 31, 2007, 2006, 2005 and 2004.
(4)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal

(5)
At December 31, 2005, represents 2,666,668 shares of common stock subject to redemption after the merger with Cape Coastal Trading Corporation and the first private offering. Such shares were redeemed in February 2006.

Selected Quarterly Financial Data
(Dollars in Thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2007	2007	2007	2007	2006	2006	2006	2006
Net Revenues	$10,071	$9,720	$13,663	$9,607	$13,008	$14,366	$19,097	$20,088
Cost of Revenues	7,951	7,533	10,794	7,055	9,838	12,425	16,980	17,178
Gross Profit	2,120	2,187	2,869	2,552	3,170	1,941	2,117	2,910
Operating Expenses:
General and administrative	3,594	3,313	3,326	3,022	2,534	3,454	3,451	3,534
Sales and marketing	436	1,117	1,131	1,069	866	1,160	1,436	1,525
Total operating expenses	4,030	4,430	4,457	4,091	3,400	4,614	4,887	5,059
Loss from operations	(1,910)	(2,243)	(1,588)	(1,539)	(230)	(2,673)	(2,770)	(2,149)
Interest Income / (Expense) & Other, Net	14	50	51	124	60	12	49	146
Net Loss	(1,896)	(2,193)	(1,537)	(1,415)	(170)	(2,661)	(2,721)	(2,003)

Basic and Diluted Net Loss per share	$(0.10)	$(0.12)	$(0.08)	$(0.07)	$(0.01)	$(0.13)	$(0.13)	$(0.10)

Weighted Shares-Basic and Diluted	18,197,783	18,197,783	18,761,005	20,333,333	20,333,333	20,333,333	20,333,333	19,955,536

Unaudited quarterly data above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Segment Information

The Company is organized into four operating segments: Direct sales channel, uBid Certified Merchant (“UCM”) sales channel, Wholesale (Business to Business) sales channel and Other. In classifying its operational entities into a particular segment, the Company segregated its operations with similar economic characteristics, products and services, customers and methods of distribution into distinct operating groups. Prior to March 31, 2007, all operating segments were aggregated into one reportable segment. The Company’s management reviews the four operating segments revenue and gross profits to evaluate segment performance and allocate resources. Operating expenses are not analyzed by segment.

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

For the Wholesale sales channel, the Company sells product purchased directly to other businesses. Revenues are recognized upon shipment.

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

	(Dollars in Thousands) December 31,
	2007	2006	2005
Net Revenue
Direct	$31,135	$50,382	$72,717
UCM	5,533	4,686	3,384
Wholesale	5,258	10,790	8,204
Other	1,135	701	287
Total	$43,061	$66,559	$84,592

Gross Profit
Direct	$2,469	$3,955	$7,239
UCM	5,533	4,686	3,384
Wholesale	592	817	620
Other	1,134	680	287
Total	$9,728	$10,138	$11,530

Gross Profit %
Direct	7.9%	7.9%	10.0%
UCM	100.0%	100.0%	100.0%
Wholesale	11.3%	7.6%	7.6%
Other	99.9%	97.0%	100.0%
Total	22.6%	15.2%	13.6%

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

Our business model consists of three distinct business channels: uBid Direct, the UCM Program and Wholesale.

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

For the Wholesale sales channel, the Company sells product purchased directly to other businesses. Revenues are recognized upon shipment.

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

Executive Commentary

Success Measures : Our management believes that the most important financial and non-financial measures that track our progress include sales, orders shipped, website traffic, number of orders, inventory turnover, average order value, gross margin, customer acquisition costs, advertising expense, personnel costs, and fulfillment costs.

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

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2007	2007	2007	2007	2006	2006	2006	2006
Measure
GMS (in thousands)	$22,953	$23,704	$26,368	$23,402	$26,276	$26,528	$30,286	$31,167
Number of orders (in thousands)
Direct	21	20	29	21	24	23	37	36
uBid Certified Merchant	86	101	98	104	99	89	88	87
Total orders	106	121	127	125	123	112	125	123
Average Order Value
Direct	$370	$355	$336	$390	$424	$424	$416	$465
uBid Certified Merchant	$142	$129	$119	$120	$126	$128	$110	$107
Visitors (in thousands)	5,980	7,224	6,901	6,744	6,529	6,488	7,215	6,369
Bidders (in thousands)	173	218	231	235	239	211	255	241
Bidders to Visitors Percentage	2.9%	3.0%	3.3%	3.5%	3.7%	3.3%	3.5%	3.8%
Approved UCM Vendors	3,588	3,321	2,873	2513	2,049	1,716	1,307	949

Revenue Source :  We derive our revenue from sales of products to consumers and businesses. We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts our revenue drivers. Sales consist of orders placed through our uBid.com website. We further generate revenue from shipping fees we charge our customers. We record our revenue net of returns and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, coupons and other special promotions.

Our revenue is dependent in part on sales of products purchased from Sony Electronics, Inc (“Sony”). and Hewlett-Packard Company (“HP”). Sales of Sony-related products represent 10.4%, 16.8% and 36.6% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Sales of HP-related products represented 25.8%, 13.4% and 10.4% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Always at Market represented 5.5%, 6.1% of our net sales in the year ended December 31, 2007 and 2006. No other supplier represented more than 5% of our net revenues for any period presented.

Cost of Revenues : Cost of revenues primarily consists of the cost of the product and inbound and outbound shipping. There is no cost of revenues for UCM Program revenue. Cost of revenues does not include order fulfillment costs, which are included in general and administrative expenses.

Gross Profits : Our gross profit margins are impacted by a number of factors including the category of merchandise, the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, pricing strategies, promotional programs, market conditions, packaging, excess and obsolete inventory charges and other factors. Gross profits and gross profit percentages are not comparable to gross profit and gross profit percentages reported by companies that include order fulfillment costs in the cost of revenues.

Expenses : Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, common area maintenance, depreciation, credit card processing charges, bad debt expenditures, legal and accounting fees and administrative service charges from Petters Group. Order fulfillment costs, primarily warehouse expense, for the years ended December 31, 2007 and 2006 were $0.6 or 1.2% of revenues, $0.8 million or 1.2% of revenues, respectively. Interest expense, net for the year ended December 31, 2005, includes charges by Petters Group for working capital advances. Interest expense, net for the years ended December 31, 2007 and 2006 includes interest charges from our senior lender at 8.25% annually at December 31, 2007. Interest expense related to our IBM flooring facility at a rate of 1% per month on the outstanding balances is included in the years ended December 31, 2007 and 2006. Interest expense on advances from Petters Group in 2005 was primarily based on an annual interest rate of 14%.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. There were no options granted prior to December 29, 2005. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized, net of an estimated forfeiture rate for those shares not expected to vest, on a straight-line basis over the requisite service period of the award. Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the year ended December 31, 2007 and 2006 was $400 and $708 respectively.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Expected volatility in 2007 and 2006 was based on a market-based implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

As a result of adopting SFAS 123R, losses before income taxes in 2007and 2006 were higher by $400 and $708, respectively than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share in fiscal 2007 and 2006 was $0.02 and $0.03 per share, respectively.

Income Taxes

We account for income taxes under the liability method, under which we recognize deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities and net operating loss carryforwards. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. We have recorded a valuation allowance at December 31, 2007, 2006 and 2005.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006 and was required to be adopted by the Company in the first quarter of fiscal 2007. The Company adopted FIN 48 during the first quarter of 2007, resulting in no impact to the Consolidated Balance Sheet for the period ended December 31, 2007.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 during the first quarter of 2007 and there was no material effect to the consolidated results of operations for the period ended December 31, 2007.

        In June 2007, the FASB also ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.The Company does not expect the adoption of EITF 07-3 to have a material effect on the consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

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

	Year Ended December 31,
	2007	2006	2005
Net Revenues	$43,061	$66,559	$84,592

Cost of Revenues	33,333	56,421	73,062

Gross Profit	9,728	10,138	11,530

Operating Expenses:
General and Administrative (1)	13,255	12,973	13,045
Sales and Marketing	3,753	4,987	4,996

Total Operating Expenses	17,008	17,960	18,041

Loss From Operations	(7,280)	(7,822)	(6,511)

Other Income (Expense):
Interest Expense	(385)	(375)	(2,925)
Interest Income	564	642	124
Miscellaneous Income	60	-	263
Total Other Income (Expense), Net	239	267	(2,538)

Net Loss	(7,041)	(7,555)	(9,049)

Preferred Stock and Other Deemed Dividends	-	-	(1,216)

Net Loss Available to Common Shareholders	$(7,041)	$(7,555)	$(10,265)

Net Loss per share - Basic and
Diluted (2)	$(0.37)	$(0.37)	$(3.88)

Weighted Average Shares - Basic and Diluted	18,864,777	20,260,689	2,643,936

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Includes $0, $30 and $360 of management fees charged to uBid by Petters Group for the years ended December 31, 2007, 2006 and 2005

(2)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange ratio of 2,320 to 1 for the year ended December 31, 2005.

Comparison of Year ended December 31, 2007 and Year ended December 31, 2006

Net Revenues:    Net revenues for the year ended December 31, 2007 were $43,061 a decrease of $23,498 or 35.3%, compared to $66,559 for the year ended December 31, 2006. The uBid Direct channel revenues decreased $19,247 or 38.2%, partially offset by sales increases in the UCM channel. In the UCM channel, we record only our commission as revenue since we bear no inventory loss or risk of return. UCM commission revenues increased $847 or 18.1% from the prior year. Visitor traffic to the website decreased by 3.4 million visitors or 11.2% compared to the same period of the prior year primarily due to a 25.9% reduction in advertising spending in 2007. The number of orders for Direct decreased 23.5% from 119,000 to 91,000 orders. The number of UCM orders increased 6.9% from 363,000 to 388,000 orders. The average order value for uBid Direct decreased by 16.4% from $434 to $363. The decrease in the average order value was primarily due to decreased prices in consumer electronics. The average order value for UCM increased by 9.4% from $115 to $127 primarily due to an increase in the number of UCM vendors offering higher average order value merchandise. The Wholesale business channel revenues decreased $5,532 or 51.3%. In November 2006 we restructured the department and no new staff was added until January 2008.

Gross Profit:    Gross profit for the year ended December 31, 2007 was $9,728, a decrease of $410 compared to the year ended December 31, 2006. Gross profit as a percentage of net revenues increased to 22.6% from 15.2% in the prior year. Generally, overall margins fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct consumer business, Wholesale and UCM merchants; vendor pricing; customer pricing and inventory management decisions. The uBid Direct channel gross profit decreased $1,486 to $2,469 from $3,955 from 2007 to 2006. The $1,486 decrease was primarily due to lower sales volume and lower average sales prices.

The UCM Gross profit increased $847 to $5,533 for the year ended December 31, 2007 from $4,686 for the year ended December 31, 2006. The UCM gross profit was 56.9% of the total gross profit versus 46.2% in the prior year. The UCM average order size increased $12 or 9.4% at December 31, 2007 from $115 to $127. The number of UCM vendors increased 1,539 or 75.1% at December 31, 2007 from 2,049 to 3,588.

Sales & Marketing, General and Administrative Expenses:    SG&A expenses for the year ended December 31, 2007 were $17,008, down $952 from the year ended December 31, 2006.

Sales and Marketing expenses decreased $1,234 to $3,753 in 2007 compared to $4,987 in 2006. During 2007 we eliminated less effective marketing efforts and decreased the advertising spend by 26.0% resulting in an 11.2% reduction in visitor traffic. The cost per bidder decreased from $4.62 in the prior year to $3.78 at December 31, 2007, an 18.2% decrease.

General and Administrative expenses increased by $282 or 2.2% primarily due to a $615 increase in bad debt expense and a $439 increase in depreciation and amortization. There were other expense increases of $307 for consulting expenses. The increases were offset by a $308 decrease in stock-based compensation as older more expensive shares were forfeited, a decrease of $735 in salary and benefits due to lower headcount and a decrease of $260 in warehouse expense due to lower volumes.

Other Expense: Net interest income was $179 for the year ended December 31, 2007 compared to $267 for the year ended December 31, 2006. Net interest income results from interest received on short term investments of excess cash proceeds less interest incurred on credit line borrowings. The lower cash balances during 2007 resulted in decreased interest income.

Net Loss: The Company incurred a net loss of $7,041 or $0.37 per share for the year ended December 31, 2007 compared to a net loss of $7,555 or $0.37 per share for the year ended December 31, 2006.

Comparison of Year ended December 31, 2006 and Year ended December 31, 2005

Net Revenues:    Net revenues for the year ended December 31, 2006 were $66,559 a decrease of $18,033 or 21.3%, compared to $84,592 for the year ended December 31, 2005. The uBid Direct channel revenues were down $22,335 or 30.7%, mitigated by sales increases in the UCM channel. Under the UCM channel, we record only our commission as revenue since we bear no inventory loss or risk of return. UCM commission revenues increased $1,302 or 38.5% from the prior year. Visitors to the website decreased 3.1 million or 10.4% over the same period. The number of orders for uBid Direct decreased 27.1% from 163,800 to 119,000. The number of UCM orders increased 29.8% from 283,000 to 363,000. The average order value for uBid Direct decreased by 4.8 % from $457 to $434. The decrease in the average order value is a result of lower overall prices for consumer electronics, other product lines remained substantially unchanged. The average order value for UCM increased from $111 to $115 due to an increase in the number of UCM vendors and changes in the merchandise offered.

Gross Profit:    Gross profit for the year ended December 31, 2006 was $10,138, a decrease of $1,392 compared to the year ended December 31, 2005. Gross profit as a percentage of net revenues increased to 15.2% from 13.6% in the prior year. Generally, our overall margins fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct consumer business, direct business to business and UCM merchants; vendor pricing; customer pricing and inventory management decisions. The direct channel gross profit decreased $3,284 to $3,955 from $7,239 from 2006 to 2005. A substantial investment was made in certain inventory categories in the first and second quarter of 2006 in anticipation of increased visitors to the website. When the increased visitors did not materialize and the inventory aged, we took inventory markdowns totaling $1.4 million in response to decreasing order values. The remaining $1.3 million decrease was primarily due to lower sales volumes and lower average sales prices.

The UCM Gross profit grew $1,302 to $4,686 for the year ended December 31, 2006 from $3,384 for the year ended December 31, 2005. Gross profit as a percentage of net revenues increased to 15.2% from 13.6% in the prior year due to the higher UCM revenues primarily due to an increase in the number of approved UCM vendors.

Sales & Marketing, General and Administrative Expenses:    SG&A expenses for the year ended December 31, 2006 were $17,960, down $81 from the year ended December 31, 2005.

Sales and Marketing expenses were unchanged from the prior year. During 2006, the Company launched a Direct Response Television (DRTV) test campaign to grow brand awareness and website traffic. Expenses relating to this campaign totaled $400 for 2006. We eliminated less effective marketing efforts to offset this cost. The cost per bidder increased from $4.37 in the prior year to $4.62 at December 31, 2006.

General and Administrative expenses decreased by $81 or 0.4% primarily due to a $233 increase in stock based compensation expense and a $179 million increase in severance pay as a result of eliminating certain positions in the third quarter of 2006. Depreciation and amortization expense increased $256 as a result of increased spending on capital assets and amortizable intangible assets. There were other expense increases of $500 Legal, audit, insurance and other regulatory fees. The increases were offset by a $300 decrease in related party management fees which were discontinued in January 2006, a decrease of $310 in salary and benefits due to lower headcount and a decrease of $554 in credit card fees. The decrease in credit card fees was primarily a result of lower volumes and a $360 settlement in the Visa Check/Master Money antitrust litigation settlement.

Other Expense: Net interest   income was $267 for the year ended December 31, 2006 versus net interest expense of $2,538 for the year ended December 31, 2005. The Company retired all of its debt after receiving the capital raised on December 29, 2005. Interest income results from short term investments of excess cash proceeds from the capital raise.

Net Loss: The Company experienced a net loss of $7,555 or $0.37 per share for the year ended December 31, 2006 compared to a net loss of $10,265 or $3.88 per share for the year ended December 31, 2005. Net loss per share was dramatically impacted by the issuance of a net 17.7 million shares in the December 2005 and February 2006 capital raises. Our 2005 net loss per share reflects a deemed dividend of $1,200 related to a loss we experienced upon extinguishment of debt held by a significant stockholder on December 29, 2005.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary source of capital has been from private offerings of our common stock and warrants to acquire our common stock. We closed the first part of our private offering on December 29, 2005 and the second closing was on February 3, 2006 in which we raised an aggregate of a net $29,500.

Net cash used in operating activities for the years ended December 31, 2007, 2006 and 2005 was $4,801, $9,870 and $6,747, respectively. The 2007 decrease was primarily due to decreases in accounts receivable, prepaid expenses, lower net loss and increases in accounts payable. Partially offsetting the decreases were increased cash used for inventory and accrued expenses. Inventory levels, accounts payable and accrued expense balances fluctuate based on cash availability as well as availability of product in the market. The 2006 increase was primarily due to decreases in accounts payable and accrued expenses offset by lower net losses and lower inventories. The 2005 increase was primarily due to higher net losses offset by cash provided by changes in working capital items; primarily inventories and accrued expenses.

Net cash from investing activities was $180, $5,349 and $5,720 for years ended December 31, 2007, 2006 and 2005, respectively. The decrease in the year ended December 31, 2007 was primarily due to the change in restricted cash. The Credit and Security agreement entered into in May 2006 provides for up to $7.0 million in letters of credit. The restricted cash was released after the Company provided letters of credit.

Restricted investments used primarily as collateral on irrevocable letters of credit increased during 2005 when a $5.0 million letter credit was issued to major vendor in lieu of restricting cash. In 2006, restricted investments decreased $6.8 million as we used our credit facility which provides for up to $7.0 million in letters of credit alleviating the need for restricted investments. In addition, during the year ended December 31, 2006 the Company had capital additions of $700 and purchased intangible assets of $700.

Net cash used in financing activities was $2,080, $1,870 for the years ended December 31, 2007 and 2006, respectively. Net cash provided by financing activities was $31,909 for the year ended December 31, 2005. The $2,080 cash used in 2007 was primarily due to the purchase of treasury stock in April 2007. The $1,870 cash used at December 31, 2006 was primarily due to payments made under the flooring facility. For the year ended December 31, 2005, the inflow was primarily related to the private placement of approximately ten million shares of our common stock and a net increase in debt of $4,590 thousand.

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

On November 10, 2003, we entered into an amended Microsoft Enterprise Agreement with Microsoft, Inc. (the “Microsoft Agreement”). This Microsoft Agreement enables us to license one or more of Microsoft’s license products across our platform to ensure that our entire enterprise will be licensed. Under the terms of the agreement, amounts were payable in quarterly installments of approximately $102,000 through December 31, 2006. We accounted for the amended agreement by adjusting the then present balance of the obligation under the existing agreement to the new obligation under the amended agreement. The incremental additional obligation of $80,000 associated with the amended agreement was capitalized in computer software and is being amortized over its estimated useful life, which ended December 31, 2006. The agreement with Microsoft was renewed in January 2007 for a term of three years at a cost of $100 a year.

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

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25.0 million. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company’s assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank’s prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $0.5 million if the Company terminates the Credit Agreement during its first year, $0.4 million if it terminates the Credit Agreement during its second year and $0.1 million if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10. The Company as of December 31, 2007 had $56 in deferred financing fees being amortized over the life of the Credit Agreement. As of December 31, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

We believe that current working capital, together with cash flows from operations, current cash on hand and availability under the credit agreement will be adequate to support our current operating plans and any anticipated capital expenditures for at least the next 12 months.

Contractual Obligations

As of December 31, 2007, our only contractual obligations are related to operating leases which consist of base rent under our current leases for both our corporate office and call center. Under both leases we also pay additional rent for our proportionate share of common area maintenance, real estate taxes and other operating expenses. Minimum payments under these leases are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating Leases	$1,165,999	$490,749	$675,250	$—	$—

Off-Balance Sheet Arrangements

As of December 31, 2007, 2006 and 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, promulgated by the SEC.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be adversely affected by inflation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We currently have a credit and security agreement subject to floating rates on outstanding balances. However, at December 31, 2007 there was no outstanding balance. We currently have no exposure to risks associated with foreign currency exchange rates. It is our policy not to enter into derivative financial instruments. Accordingly, we do not believe that changes in interest or currency rates will have a material effect on our liquidity, financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
uBid.com Holdings, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of uBid.com Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uBid.com Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, uBid.com Holdings, Inc. adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

/s/ BDO Seidman, LLP

Chicago, Illinois
March 17, 2008

uBid.com Holdings, Inc and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, except par value data)

	December 31,
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$7,724	$14,785
Restricted investments	212	214
Accounts receivable, less allowance for doubtful accounts of $467 and $215, respectively	648	1,810
Merchandise inventories	5,156	4,054
Prepaid expenses and other current assets	759	1,189

Total Current Assets	14,499	22,052

Property and Equipment, net	725	924
Purchased Intangible Assets	107	602

Total Assets	$15,331	$23,578
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$314	$152
Accounts payable	2,766	2,239
Accrued expenses:
Advertising	205	428
Other	1,194	1,024

Total Current Liabilities	4,479	3,843

Redeemable Common Stock, $.001 par value (2,666,668 shares in 2005)	-	-
Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized; 20,333,333 and 19,399,334 issued and outstanding, respectively)	20	20
Treasury Stock	(2,242)	0
Stock warrants	8,086	8,086
Additional paid-in-capital	37,248	36,848
Accumulated deficit	(32,260)	(25,219)

Total Shareholders' Equity	10,852	19,735

Total Liabilities and Shareholders' Equity	$15,331	$23,578

The accompanying notes are an integral part of these consolidated financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in Thousands, except for per share data)

	Year Ended December 31,
	2007	2006	2005
Net Revenues	$43,061	$66,559	$84,592
Cost of Revenues	33,333	56,421	73,062

Gross Profit	9,728	10,138	11,530

Operating Expenses
General and administrative (1)	13,255	12,973	13,045
Sales and marketing	3,753	4,987	4,996
Total operating expenses	17,008	17,960	18,041

Loss From Operations	(7,280)	(7,822)	(6,511)
Interest Income (Expense), net	179	267	(2,538)
Miscellaneous Income	60	-	-

Net Loss	(7,041)	(7,555)	(9,049)
Preferred Stock Dividends	-	-	(1,216)
Net Loss Available to Common Shareholders	$(7,041)	$(7,555)	$(10,265)

Net Loss per share - Basic and
Diluted (2)	$(0.37)	$(0.37)	$(3.88)
Weighted Average Shares - Basic and Diluted	18,864,777	20,260,689	2,643,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Includes $0, $30 and $360 of management fees charged to uBid by Petters Group for the years ended December 31, 2007, 2006 and 2005.

(2)
Reflects the retroactive effects of the impact of the Company's December 2005 merger with Cape Coastal and the resulting exchange of the Company's 1,072 shares of common stock outstanding for the stock of Cape Coastal at an exchange ratio of 2,320 to 1 for the year ended December 31, 2005.

uBid.com Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

							Treasury Stock
	Preferred Stock		Common Stock		Stock	Paid-in			Accumulated
	Shares	Dollars	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2004	2,500	1,120	2,487,107	—	75	—	—	—	(7,399)	(6,204)
								—
Preferred stock dividends	—	60	—	—	—	—	—	—	(60)	—
Conversion of preferred stock (1)	(2,500	(1,180)	5,800,159	8	—	1,172	—	—	—	—
Exercise of warrants (2)	—	—	436,172	1	(75)	74	—	—	—	—
Issuance of common stock (3)	—	—	76,562	—	—	444	—	—	—	444
Merger with Cape Coastal (4)	—	—	599,331	—	—	(2,061)	—	—	—	(2,061)
Private offering (5)	—	—	10,000,003	8	5,200	29,792	—	—	—	35,000
Deemed dividend (6)	—	—	—	—	—	1,156	—	—	(1,156)	—
Private offering costs (7)	—	—	—	—	522	(4,670)	—	—	—	(4,148)
Warrants issuance (8)	—	—	—	—	600	—	—	—	—	600
Net loss	—	—	—	—	—	—	—	—	(9,049)	(9,049)
Balance, December31, 2005	—	—	19,399,334	17	6,322	25,907	—	—	(17,664)	14,582

Second private offering (9)	—	—	333,332	3	1,560	11,937	—	—	—	13,500
Stock compensation expense	—	—	—	—	—	708	—	—	—	708
Second private offering costs (9)	—	—	600,667	—	204	(1,704)	—	—	—	(1,500)
Net Loss	—	—	—	—	—	—	—	—	(7,555)	(7,555)
Balance, December 31, 2006	—	$—	20,333,333	$20	$8,086	$36,848	—	$—	$(25,219)	$19,735
Stock compensation expense	—	—	—	—	—	400	—	—	—	400
Common stock and warrants repurchase (10)	—	—	(2,135,550)	—	—	—	2,135,550	(2,242)	—	(2,242)
Net Loss	—	—	—	—	—	—	—	—	(7,041)	(7,041)
Balance, December 31, 2007	—	$—	18,197,783	$20	$8,086	$37,248	2,135,550	$(2,242)	$(32,260)	$10,852

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

(10)
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

uBid.com Holdings, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net loss	$(7,041)	$(7,555)	$(9,049)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation and amortization	876	438	181
Interest expense paid with warrants	-	-	600
Non-cash compensation expense	400	708	-
Changes in assets and liabilities:
Accounts receivable	911	(659)	(712)
Provision for bad debts	251	155	52
Merchandise inventories	(1,102)	1,935	1,217
Prepaid expenses and other current assets	430	(542)	(74)
Accounts payable	526	(2,217)	(13)
Accrued expenses	(52)	(2,133)	1,051

Net cash used in operating activities	(4,801)	(9,870)	(6,747)

Cash Flows From Investing Activities
Capital expenditures	(182)	(717)	(376)
Purchased intangible assets	-	(723)	-
Change in restricted investments	2	6,789	(5,344)

Net cash provided by (used in) investing activities	(180)	5,349	(5,720)

Cash Flows From financing Activities
Change in flooring facility	162	(1,460)	1,523
Proceeds from issuance of related-party debt	-	-	1,500
Proceeds from issuance of Bridge notes	-	-	5,000
Proceeds from sale of common stock and warrants	-	13,500	29,500
Redemption of common stock	-	(12,000)	-
Fees paid in conjunction with Merger and offerings	-	(1,500)	(4,148)
Payments on notes payable	-	-	(1,000)
Proceeds from sale of non-voting common stock	-	-	444
Repurchase of common stock	(2,242)	-	-
Repayment of related-party debt	-	-	(500)
Payments on long-term debt	-	(410)	(410)

Net cash (used in) provided by financing activities	(2,080)	(1,870)	31,909

Net (Decrease) Increase in Cash and Cash Equivalents	(7,061)	(6,391)	19,442

Cash and Cash Equivalents, beginning of year	14,785	21,176	1,734

Cash and Cash Equivalents, end of year	$7,724	$14,785	$21,176

Supplemented Cash Flow Disclosure
Cash paid for interest	$260	$275	$2,494

Common stock and warrants issued in exchange for cancellation of related party debt	$-	$-	$10,500

Common stock and warrants issued in exchange for cancellation of debt	$-	$-	$5,000

Warrants and stock issued as stock issuance costs	$-	$2,907	$522

The accompanying notes are an integral part of these consolidated financial statements.

uBid.com Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, except per share data)

1.	Organization and Operations
uBid.com Holdings, Inc. (the “Company” or “uBid”), formerly uBid, Inc., operates a leading on-line marketplace that enables itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers. Through the Company’s website, located at www . ubid . com , the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

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

On April 2, 2003, CMGI sold substantially all of the assets and non-related party liabilities of uBid, Inc. to Takumi Interactive, Inc., an investment vehicle of Petters Group Worldwide, LLC (“Petters Group”) formed on March 7, 2003, which changed its name to uBid, Inc. immediately after the acquisition. As a result of the transaction, uBid became a separate stand-alone business owned substantially by the Petters Group. In consideration of the asset sale, Takumi paid CMGI (1) $1,613in cash at closing, (2) a promissory note in the aggregate principal amount of $2,000 bearing interest at the prime rate plus 1.5%, payable in two equal installments on the first and second anniversaries of the closing, and (3) a warrant to purchase non-voting common stock of uBid constituting 5% of the outstanding common stock of uBid on the consummation of the business sale.

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

The Company is required to maintain Letters of Credit collateralized by restricted investments to support credit lines with certain suppliers. For 2007, a maximum of $7,000 was available under the credit line described in Note 10 eliminating the need for restricted investments.

Accounts Receivable
Accounts receivable consist of amounts due from customers, businesses, and credit cards billed for which payment has not yet been received at year end. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses based on historical trends and known current factors.

Activity relating to the allowance for doubtful accounts is summarized as follows:

December 31,	2007	2006	2005

Balance, beginning of year	$215	$60	$8
Charged to costs and expenses	282	155	56
Write-offs, retirements and recoveries	(30)	-	(4)

Balance, end of year	$467	$215	$60

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

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the years ended December 31, 2007 and 2006.

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

For sales of merchandise under revenue-sharing agreements, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. The Company bears no physical inventory loss or returns risk related to these sales. The Company records commission revenue at the time of shipment. Commission revenues recognized under revenue sharing arrangements were $5,533, $4,686 and $3,384 for the periods ended December 31, 2007, 2006 and 2005, respectively.

Shipping and Handling Costs
Shipping costs that are billable to the customer are included in revenue and all shipping costs that are payable to vendors are included in cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the years ended December 31, 2007, 2006 and 2005 were $560, $767, and $874 respectively.

Merchandise Return Policy
The Company’s return policy, for all selling arrangements, is that merchandise sold by the Company can be returned within 15 days. Returns are subject to a 15% restocking fee which are included in revenues. Restocking fees for the periods ended December 31, 2007, 2006 and 2005 were $62, $81 and $71, respectively. However, the Company, although not obligated to do so, may accept merchandise returns outside the 15-day period if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. The Company provides an accrual for estimated future returns at the time of shipment based on historical experience.

Activity relating to the merchandise return accrual is summarized as follows:

December 31,	2007	2006	2005

Balance, beginning of year	$(30)	$(30)	$(30)
Charged to costs and expenses	(958)	(894)	(458)
Write-offs, retirements and recoveries	958	894	458

Balance, end of year	$(30)	$(30)	$(30)

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

Total advertising costs included in Sales and Marketing expense in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 were $3,241, $4,377 and $4,297, respectively.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share-based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. There were no options granted prior to December 29, 2005. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option’s exercise price was set at the stock’s fair market value on the date the option was granted. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the year ended December 31, 2007 and 2006 was $400 and $708 respectively.

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

December 31,	2007	2006
Shares subject to stock warrants	3,232,939	3,903,336
Shares subject to stock options	1,984,100	1,530,600
	5,217,039	5,433,936

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. When the Company adopted FIN 48 during the first quarter of 2007, there was no impact to the consolidated results of operations and financial position for the period ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 during the first quarter of 2007 and there was no material effect to the consolidated results of operations for the period ended December 31, 2007.

In June 2007, the FASB also ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.The Company does not expect the adoption of EITF 07-3 to have a material effect on the consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

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

On April 25, 2007, the Company entered into a stock repurchase agreement with a group of private investors under common management to repurchase 2,135,550 shares of the Company’s common stock and warrants to purchase 580,937 shares of the Company’s common stock held by such private investors at a combined price of $1.05 for the company stock and for the warrants for an aggregate purchase price of $2,242. These shares and warrants repurchased in this privately negotiated transaction were originally acquired by the private investors in the Company’s private placement that initially closed on December 29, 2005. The repurchase represented 11% of the common stock and warrants outstanding

4.	Merchandise Inventories	Merchandise inventories consist of the following:

December 31,	2007	2006	2005

Merchandise Inventories	$5,291	$4,095	$5,973
Inventory in transit	274	108	331
Less reserves	(409)	(149)	(315)

Total	$5,156	$4,054	$5,989

Activity relating to the inventory reserve is summarized as follows:

December 31,	2007	2006	2005

Balance, beginning of year	$(149)	$(315)	$(521)
Charged to costs and expenses	(431)	(1,621)	(1,153)
Write-offs	171	1,787	1,359

Balance, end of year	$(409)	$(149)	$(315)

5.	Major Suppliers
During the year ended December 31, 2007, Sony and Hewlett Packard Company (“HP”), accounted for 25.6% and 29.7%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2007 included in accounts payable and flooring facility were approximately $404 and $527, respectively, to these vendors.

During the year ended December 31, 2006, Sony Electronics, Inc. (“Sony”) and HP, accounted for 12.9% and 7.6%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2006 included in accounts payable and flooring facility were approximately $883 and $254, respectively, to these vendors.

During the year ended December 31, 2005, Sony and HP, accounted for 33.2% and 8.9%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2005 included in accounts payable and flooring facility were approximately $752 and $433, respectively, to these vendors.

6.	Property and Equipment	Property and equipment consist of the following:

December 31,	2007	2006

Computer equipment	$1,160	$978
Furniture and fixtures	95	95
Leasehold improvements	511	511
	1,766	1,584
Less accumulated depreciation	(1,041)	(660)

Total	$725	$924

Depreciation and amortization expense was $876, $438 and $181 for the years ended December 31, 2007, 2006 and 2005, respectively.

7 .	Purchased Intangible Assets
During 2006, the Company purchased certain intangible assets consisting of a trademark and customer list totaling approximately $723. Total amortization for the years ended December 31, 2007 and 2006 was $495 and $122. The carrying value of the intangible assets at December 31, 2007 was $107.

8.	Related Party Transactions	The following represents significant transactions between the Company and Petters Group, a holder of greater than 5% of our voting common stock during 2007, 2006 and 2005:

Service Assistance
The Company had entered into an advisory agreement with Petters Group, whereby Petters Group provided financial and management consulting services to the Company for a fee. General and administrative expenses include approximately $0, $30 and $360 for management fees payable to the Petters Group for services rendered during 2007, 2006 and 2005, respectively. The agreement was terminated in January 2006.

Product Purchases
The Company purchases products from Petters Group for direct purchase sales. Purchases from Petters Group were $2,930, $365 and $1,597 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, amounts due to Petters Group included in accounts payable were $0 and $36, respectively.

9.	Flooring Facility
During 2007, 2006 and 2005, the Company maintained a short-term $1,000, $2,000 and $4,000 secured flooring facility with IBM (the “Flooring Facility”), respectively, whereby IBM made payments on behalf of the Company to its vendors. Under the terms of the agreement, the Flooring Facility does not bear interest if outstanding balances are paid within the terms specific to each vendor; otherwise, interest is accrued on outstanding balances at the prime rate plus 6.5% (effectively 14.5% at December 31, 2007). The Company accounts for all Flooring Facility purchases as a financing cash inflow, with a corresponding cash outflow for the increase in its inventory. Upon repayment, the cash outflow is reported as a financing activity. The net effect on operating cash flow is the amount of gross profit generated. Interest expense for the years ended and December 31, 2007, 2006 and 2005 relating to the Flooring Facility was $102, $150 and $140, respectively.

As of December 31, 2007 and 2006, amounts outstanding under the Flooring Facility consist of the following:

December 31,	2007	2006
Face value	$317	$154

Less discount	(3)	(2)

Present Value	$314	$152

During 2007 and 2006, the Flooring Facility was secured by security deposits of $1,000 and $2,000, respectively. (See Note 2, restricted investments, for further explanation.) There are no restrictive covenants on the Flooring Facility.

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

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company’s assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. At December 31, 2007, the Company had $2,000 in letters of credit issued as security for purchases from certain suppliers. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank’s prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminates the Credit Agreement during its first year, $400 if it terminates the Credit Agreement during its second year and $100 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10. The Company, as of December 31, 2007, had $70 in deferred financing fees being amortized over the life of the Credit Agreement. As of December 31, 2007, the effective loan rate was 8.25% and the Company had no outstanding balance and was in compliance with all the loan covenants.

11.	Employee Benefit Plans
Company employees participate in a 401(k) savings plan. The plan is open to all full-time eligible employees who have attained age 21 and have completed 30 days of service. Participants may make tax-deferred contributions subject to limitations specified by the Internal Revenue Code. Employee contributions of up to 3% are currently matched by the Company at a rate of 50%. Employees are 100% vested in their pretax contributions at all times and become fully vested in the employer-matching contribution after two years of service. During the years ended December 31, 2007, 2006 and 2005, the Company incurred $44, $69 and $70 of expenses, respectively, related to the 401(k) matching component of this plan.

12.	Contingent Liabilities
From time to time, the Company is subject to claims and administrative proceedings, including product liability matters, resulting from the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company maintains product liability insurance that is evaluated annually and considered adequate. There were no significant contingencies as of December 31, 2007.

13.	Income Taxes	The income tax provision for the years presented is as follows:

Year ended December 31,	2007	2006	2005
Current provision:
Federal	$-	$-	$-
State	-	-	-
Deferred benefit	(2,791)	(2,868)	(3,572)

Benefit for income taxes	(2,791)	(2,868)	(3,572)
Less increase in valuation allowance	2,791	2,868	3,572

Income tax provision	$-	$-	$-

The income tax benefit at the federal statutory tax rate is reconciled to the actual expense for income taxes for the years presented as follows:

Year ended December 31,	2007	2006	2005
Federal income tax benefit at federal statutory rate	$(2,587)	$(2,659)	$(3,077)
Effect of state income taxes	(204)	(209)	(495)
Increase in valuation allowance	2,791	2,868	3,572

Total	$-	$-	$-

Components of deferred income tax assets and liabilities are as follows:

December 31,	2007	2006
Deferred income tax assets:
Net operating loss carryforward	$10,883	8,935
Inventories	332	177
Stock-based compensation	476	320
Allowance for doubtful accounts	182	45
Property and equipment	347	41
Other	100	25
Gross deferred income tax assets	12,320	9,543

Deferred income tax liabilities
Property and equipment	0	(43)
Prepaid expenses	(223)	(208)

Gross deferred income tax liabilities	(223)	(251)

Net deferred income tax assets	12,097	9,292

Less valuation allowance	(12,097)	(9,292)

Net deferred income tax asset	$-	$-

The Company has estimated federal net operating loss carryforwards as of December 31, 2007 of $29,900 that have expiration dates from 2023 through 2027. Pursuant to section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or may occur in the future. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company has provided a valuation allowance against all of its deferred income tax assets as it is more likely than not that the deferred income tax assets will not be realized.

14.	Leases
The Company leases office space and certain equipment under operating leases expiring through 2010. Total rent expense from operating leases was approximately $474, $605 and $591 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007:

2008	$491
2009	507
2010	168
Total	$1,166

15.	Phantom Stock Appreciation Plan
The Company had a Phantom Stock Appreciation Plan in which certain employees had been issued phantom shares which were subject to certain vesting provisions. The plan was implemented on July 1, 2003 and issued phantom shares were scheduled to vest over four years. Effective July 2005, the Company terminated the Phantom Stock Appreciation Plan. The total expense incurred and recorded in conjunction with the plan termination was $463 in accordance with the plan agreement based on an independent third-party valuation. Payouts required under the plan were made with a portion of the proceeds from the first private offering described in Note 3. The Company recorded compensation expense of $463  in the year ended December 31, 2005.

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

Additional stock warrants issued in December 2005 and February 2006 are described in Note 3. The following table summarizes information about warrants outstanding as of December 31, 2007:

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

17.	Common Stock and Series A Convertible Preferred Stock

	Common Stock	At December 31, 2007 and 2006 there were 200,000,000 shares of common stock $.001 par value authorized and 18,864,777 and 20,333,333 shares issued and outstanding, respectively.

In conjunction with the Merger Agreement described in Note 3 and in accordance with the Securities Purchase Agreement, the Company agreed to use its reasonable best efforts to prepare and file, within 45 days of the closing of the first private offering (December 29, 2005), a registration statement registering for resale the shares of common stock acquired by the investors in the private offerings, the shares of common stock underlying the warrants acquired by the investors, the shares of common stock retained by the Cape Coastal stockholders that have not already been registered, the shares issued to former uBid, Inc. stockholders in the merger, the shares of common stock underlying the warrants issued to the placement agents, and the shares of common stock underlying the warrants issued to the Note Holders. If the registration statement had not been filed within 45 days after the closing of the December 29, 2005 offering, the Company would have been required to pay each investor liquidated damages, in cash, absent waivers to the contrary, in the amount of 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. The registration statement was filed within the required time. If the registration statement was not declared effective by the SEC within 120 days of the closing of the December 2005 offering, the Company would have been required to pay each investor damages, in cash, absent waivers to the contrary, in the amount of the 1.0% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. In addition, the Company is required to use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all registrable securities covered by such registration statement have been sold or can be sold under Rule 144(k). If an investor is not permitted to sell registrable securities for any reason other than the fault of such Investor for five or more trading days whether or not consecutive, the Company will be required to pay liquidated damages for failing to maintain the effectiveness of the registration statement. The liquidated damage payments would be due on a monthly basis until the applicable event of the default has been cured. Any such payments shall apply on a pro-rata basis for any portion of a month before an event of default is cured. Any late payments shall bear interest at a rate of 1.0% per month until paid in full. The maximum liquidated damages the Company would have been required to pay is 20% of the purchase price multiplied by the amount of securities held by such investor as of the date of default. Absent waivers to the contrary, the maximum penalty the Company would be required to pay is $11,700 if the Company was in default for the entire 24 month period before Rule 144 would take effect. The registration statement was declared effective on July 22, 2006 and the Company obtained waivers through that date. As of December 31, 2007, the Company has not paid any penalties and is in compliance with all terms of the agreement.

Series A Convertible Preferred Stock	There are 25,000,000 shares authorized of preferred stock with preferences and rights to be determined by our board of directors. No shares were issued at December 31, 2007 and 2006.

18.	2005 Equity Incentive Plan
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

A total of 2,500,000 shares of common stock have been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life. At December 31, 2007 and 2006, the Company had options to purchase 1,530,600 and 1,721,700 shares, respectively, of common stock outstanding to certain officers and other employees. The compensation costs charged against income was $400, $708 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in General and Administrative Expenses in the Consolidated Statement of Operations

None of the Incentive Awards granted under the 2005 Equity Incentive Plan were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

The fair value of the options awarded during the years ended December 31, 2007 and 2006, were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

December 31,	2007	2006
Risk -free interest rate	5.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	68.0%	68.0%
Expected life (years)	6.0	6.0
Grant date fair value	$0.78	$3.59
Expected forfeiture rate	4.9%	4.9%

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

The following is a summary of all of the Company’s stock option activity:

	Shares under option	exercise price per share
Outstanding at December 31, 2005	1,721,700	4.50
Granted	495,300	4.88
Exercised	-	-
Surrendered	(686,200)	(4.66)
Outstanding at December 31, 2006	1,530,800	$4.55
Granted	1,138,500	1.28
Exercised	-
Surrendered	(685,200)	4.54
Outstanding at December 31, 2007	1,984,100	2.68

Exercisable at December 31, 2007	366,350	$4.08

The following is a summary of the Company’s nonvested shares:

	Shares under option	Weighted- average exercise price per share
Nonvested at December 31, 2005	1,721,700	4.50
Granted	495,300	4.88
Vested	(78,125)	(4.50)
Surrendered	(686,200)	(4.66)
Nonvested at December 31, 2006	1,452,675	$4.55
Granted	1,138,500	1.28
Vested	(288,225)	(3.96)
Surrendered	(685,200)	(4.54)
Nonvested at December 31, 2007	1,617,750	2.37

As of December 31, 2007 there was $1,272 of total unrecognized compensation cost related to the nonvested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 2.1 year remaining vesting period of the nonvested option awards. The total fair value of the option awards that vested during the year ended December 31, 2007 was $626.

The following summarizes information about stock options at December 31, 2007:

	Outstanding			Exercisable
Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
.01 - 2.00	1,117,100	9.5	$1.25	53,125	$1.49
2.01 - 4.00	72,900	8.8	$3.10	18,225	$3.10
4.01 - 6.00	726,200	8.0	$4.50	278,025	$4.50
6.01+	67,900	8.3	$6.26	16,975	$6.26
	1,984,100		$2.68	366,350	$4.08

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the year ended December 31, 2007 of $0.75 per share and the exercise price, multiplied by the number of in-the-money options) was zero. This amount will change based on changes in the fair market value of the Company’s common stock.

19.	Subsequent Events
On February 19, 2008 the Company filed a schedule TO “tender offer” offering eligible employees the opportunity to exchange, on a grant by grant basis, their outstanding eligible stock options for shares of restricted stock that the Company will grant under the 2005 Equity Incentive Plan. Eligible employees participating in the offer will receive shares of restricted stock subject to vesting. The number of restricted stock rights to be granted in exchange for each eligible option surrendered in this offer will be determined based upon an exchange ratio of 3 to 1, with approximately 805,000 options eligible for this exchange.

The offer is being conducted to ensure the Company’s compensation programs continue to facilitate retention and provide incentive to achieve future growth and success for the Company. The incremental accounting cost of this exchange is not epected to be significant.

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors and Executive Officers of the Registrant

MANAGEMENT

The following table sets forth our executive officers and directors, their ages and position(s) as of December 31, 2007:

Name	Age	Position
Jeffrey D. Hoffman	46	Chief Executive Officer and Director

Timothy E. Takesue	39	Executive Vice President, Merchandising

Miguel A. Martinez, Jr.	52	Chief Financial Officer and Secretary

Amy Powers	31	Vice President, Technology

Steven Sjoblad	58	Chairman of the Board

David E. Baer	34	Director

Mary L. Jeffries	50	Director

Casey L. Gunnell	60	Director

Dr. Kenneth J. Roering	65	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. On February 13, 2007, Steven Sjoblad was appointed Chairman to the Board of Directors by the existing directors. Messrs. Romenesko and Traub resigned from the Board of Directors on March 7, 2007 and Mary L. Jeffries and David E. Baer were elected by the remaining Directors to fill the vacancies created by their resignations. Officers serve at the discretion of the Board of Directors.

Jeffrey D. Hoffman Mr. Hoffman was named Chief Executive Officer and joined the uBid.com holdings Board of Directors on September 24, 2007. He is an accomplished entrepreneur and innovator establishing a long and winning track record in the fields of on-line auction and retail, software and entertainment. Mr Hoffman was a founding partner of Competitive Technologies, Inc (CTI)., which offered online travel reservation tools sold directly to travel agencies and corporations. CTI was ultimately purchased by American Express. He was also CEO and founding partner of Virtual Shopping, Inc., a leading developer of patented, proprietary online retail systems, before joining the founding executive team of his most notable venture, Priceline.com, where Mr. Hoffman held two CEO titles in the Priceline family of companies. For his contribution to the creation of the industry’s first online retail tools, he was twice named by the travel and tourism industry as one of its “25 Most Infuential Executives”. Mr. Hoffman also serves as Chairman of Adapted Sports, a charity organization dedicated to bringing sports and team participation to disabled children nationwide. Mr. Hoffman received his B.S. in Computer Sciences from Yale University.

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

Miguel A. Martinez, Jr. was named Chief Financial Officer in January 2008, prior to that he was Vice President of Finance of uBid.com Holdings, Inc. He has served as Vice President of Finance of uBid, Inc. since February 2005. He was appointed as Secretary of uBid.com Holdings, Inc. in January 2006. Mr. Martinez brings over 20 years of financial management experience to uBid. Before joining uBid, from March of 1999 to November 2004, Mr. Martinez was senior vice president and chief financial officer with Hartford Computer Group, a leading PC manufacturer, distributor and service company. Mr. Martinez is a certified public accountant and received a BBA degree from Loyola University in Chicago, Illinois and is actively involved in several professional organizations.

Amy Powers is the Company’s Vice President of Technology, and is responsible for directing strategic and tactial technology planning for the enterprise. Ms. Powers previously served as the Company’s Development Manager. Prior to joining the Company in 2003, Ms. Powers worked as an independent contractor largely in the retail sector as a developer. She holds an Applied Information Technology degree from Information Technology Institue, Halifax, Nova Scotia and a B. S. degree from Dalhousie University.

Steven Sjoblad Mr. Sjoblad was appointed as Chairman of the Board of uBid.com Holdings of February 13, 2007. He is currently Chairman, CEO of Captira Analytical, a software, data and analytics firm serving the criminal justice vertical market. Previously Mr. Sjoblad spent 19 years with Fallon McElligott, a preeminent international advertising agency where he guided strategy and marketing programsfor such industry leaders as Coca-Cola, FedEx and Northwest Airlines; he was an original member of the firm and served as president for eight years. Mr Sjoblad held various positions with Fair Isaac Corporation (NYSE:FIC), an $830 million creative analytics firm where he served on the executive committee as well as Fair Isaac Corporation’s Chief Marketing Officer. He is currently a board member of Schwan’s Foods, a $3.6 billion international food concern, a board member of Fluxion, LLC a marketing automation concern and BenNevis, a CRM services firm. Mr Sjoblad also served for 12 years as non-executive Chairman of the Board of Ellerbe Becket, a leading architectural and engineering firm.

Dr. Kenneth J. Roering Dr. Roering was elected to the board on December 1, 2006. He is currently Professor of Marketing in the Carlson School of Management of the University of Minnesota and Executive Vice President, Strategic Management, Marshall BankFirst Corp. He previously served as Chairman of the Marketing Department at the University of Minnesota for five years, and prior to that, occupied the same position at the University of Missouri. In addition, Dr. Roering served as a visiting professor or distinguished guest lecturer at a number of universities, including Northwestern University, Harvard University, University of Michigan, University of Virginia, University of Illinois, University Jean Moulin (Lyon, France) and the Warsaw School of Economics (Poland). Over the past 20 years, Dr. Roering has been a member of the Board of Directors of several private and public companies, and has served as an independent consultant to numerous corporations, including American Express, 3M, Cargill, Carlson Companies and Motorola. He currently serves on the Board of Directors of Arctic Cat (Lead Director), Innovex Inc. and Rave Sports. Dr. Roering obtained his doctorate from the University of Iowa. Dr Roering was elected to the board on December 1, 2006.

Mary L. Jeffries Ms. Jeffries was elected to the board on March 7, 2007. She is currently President and COO of Petters Group Worldwide, LLC. Ms. Jeffries previously owned her own management consulting company focused in the areas of strategy, operations and finance. She previously was General Partner and Chief Operating officer for St. Paul Venture Capital, a large early-stage venture capital firm and Chief Operating Officer of WeberShandwick, an international public relations and marketing communications company. Ms. Jeffries currently serves on the boards of several Petters Group Worldwide companies and on the Board of Directors for Famous Dave’s of America, Childrens Cancer Research and Catholic Charities, as well as several early-stage venture funded companies. Ms Jeffries received her B.A. in Finance and Accounting from the University of Northern Iowa.

David E. Baer Mr. Baer was elected to the board on March 7, 2007. He is currently Chief Legal Officer of Petters Group Worldwide and serves on the boards of several Petters Group Worldwides Companies. Mr. Baer previously was an attorney at Leonard, Street and Deinard, where he practiced corporate law. In 2006 he was named one of the top 15 lawyers in Minnesota by Minnesota Lawyer. Mr. Baer received hi B.A. from the University of Minnesota and his law degree from the William Mitchell College of Law.

Casey L. Gunnell Mr. Gunnell was elected to the board on May 14, 2007. He is currently CEO of Gunnell Family Corp, a business services corporation providing interim management, process improvement and restructuring services to a diverse roster of clients, including: HealthSouth Corp., Charter Communications and Calpine Corp. Previously Mr. Gunnell served 19 years in high profile positions with a $6 billion privately held automotive distribution group. He has past service on boards for several private companies and one publicly traded company; he is currently a board member for US Spinal Technologies, serving on the finance committee and audit committee chair. Mr. Gunnell is a certified public accountant and received his B.B.A. from Florida Atlantic University.

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

Board of Directors and Committees of the Board

The Board of Directors for the year of 2007 named 3 committees for corporate governance. The organization of the committees is as outlined below.

2007 Board Committees

	Audit	Governance	Compensation
Steve Sjoblad			xx

Mary L. Jeffries	x		x

Dr. Kenneth J. Roering	x	xx	x

Casey L. Gunnell (1)	xx	x

David E. Baer		x

xx denotes a chairman x denotes a member of the committee
 (1) Casey L. Gunnell is the financial expert serving on the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. We believe, during fiscal year 2007, that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of its directors, officers and 10% stockholders.

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

Item 11.  Executive Compensation

The table below sets forth the compensation earned for fiscal year 2007 by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated executive officers who received annual compensation in excess of $100,000. Such officers are referred to herein as our “Named Executive Officers.”

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our other most highly compensated executive officer that will place in perspective the information contained in the tables that follow this discussion. Our CD&A begins with a description of our former relationship with Petters Group with respect to the original determination of compensation and is followed by a general description of our compensation program and specific information as to its various components. Immediately following the CD&A is the Compensation Report of the Board of Directors, who served in the role of the compensation committee for the fiscal year ending December 31, 2007 (the “Committee Report”). Following the Committee Report are compensation tables describing compensation paid in 2007 and outstanding equity awards held by executives. At the end, we have provided information concerning pension benefits and change-in-control agreements.

Overview

As outlined elsewhere in this report on Form 10-K, prior to the Merger with Cape Coastal on December 29, 2005, uBid, Inc. was a subsidiary owned by the Petters Group. Prior to the Merger, Robert H. Tomlinson, Jr. was the president and chief executive officer and Timothy E. Takesue was our executive vice president of the merchandising of uBid, Inc. and their compensation was determined in accordance with negotiated employment contracts negotiated with Petters Group prior to the Merger. Miguel Martinez, Jr. was the vice president of finance of uBid, Inc. prior to the Merger and his compensation was determined by Mr. Tomlinson when he was hired. In connection with the Merger, Mr. Tomlinson and Mr. Takesue entered into new employment contracts with uBid.com Holdings, Inc. and these agreements continued the same compensation structure that existed prior to the Merger except for the grant of certain options that were issued in connection with the Merger. Mr. Martinez also continued to receive the same compensation that he was paid prior to the Merger and was also granted options after the Merger. The compensation paid to these officers was determined by Mr. Romenesko, who was a member of the board of directors of uBid, Inc. in consultation with human resource representatives from the Petters Group. The compensation payable to Mr. Tomlinson and Mr. Takesue for fiscal years 2006 and 2007 is set forth in their employment agreements with the Company. Mr. Hoffman was appointed CEO in September 2007. His compensation was approved by the Compensation Committee Members.

Messr(s), Hoffman, Takesue, Martinez and Ms. Powers are provided with the same benefits that are available to all of uBid’s salaried employees, as described more fully below.

Objectives of Compensation

The compensation for our Named Executive Officers was determined to attract and retain talented and productive executives who are motivated to protect and enhance the long-term value of the Company for its stockholders. The objective is to tie compensation to business and individual performance and to provide total compensation competitive with our peers. Our compensation levels are reviewed in light of publicly available information on compensation paid by companies in our industry that are similar to us, taking into account our size. The Compensation Committee members of the Board of Directors (the “Committee”) administer our compensation decisions. The Committee has not adopted any formal policies for allocating compensation among salaries, bonuses and equity compensation. As part of its consideration, the Committee reviews and discusses market data.

Overview of 2007 Executive Compensation

Base Salary

Base salary for Mr. Hoffman was approved in the employment agreement entered into in September 2007 based on his position and level of responsibility, individual performance, and market practices. Mr. Hoffman’s salary for 2007 was set at $350,000.

Base salary for Mr. Takesue was approved in the employment agreement entered into in December 2005 based on his position and level of responsibility, individual performance, and market practices. Mr. Takesue’s salary for 2007 was set at $300,000.

Base salary for Mr. Martinez was approved by the Committee in December 2007 based on his position and level of responsibility and market practices. Mr. Martinez’s salary for 2008 was set at $200,000.

Base salary for Ms. Powers was approved by the Compensation Committee based on her position and level of responsibility and market practices. Ms. Powers salary for 2008 was set at $120,000.

2005 Equity Incentive Plan

Also on December 15, 2005, our board approved and adopted the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan is an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock awards (collectively, “Incentive Awards”) to our present and future employees, consultants, directors, and other third party service providers. The board has reserved a total of 2,500,000 shares of common stock for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for further awards under the 2005 Equity Incentive Plan. On December 29, 2005, we granted options under the 2005 Equity Incentive Plan to purchase 1,721,700 shares of common stock to our Named Executive Officers and other employees. No options were issued under the 2005 Equity Incentive Plan to any Named Executives in 2006. In 2007 under the 2005 Equity Insentive Plan, Mr. Hoffman was granted options to purchase 600,000 shares of common stock of which 250,000 were qualified and 350,000 were non-qualified, Ms. Powers was granted options to purchase 55,000 shares of common stock.

On February 19, 2008 the Company filed a Schedule TO “tender offer” related to holders of approximately 805,000 options to purchase the Company’s common stock.

The offer is being conducted for compensatory purposes. The holders will be eligible to surrender options for restricted stock rights at a ratio of 3 to 1.

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

Retirement and Benefit Plans

Our Named Executive Officers participate in the same retirement and benefit plans as all of our salaried employees.

Change-in-Control Agreements

Mr. Hoffman’s employment agreement provides that if Mr. Hoffman is terminated by us without cause or if Mr. Hoffman terminates the agreement for good reason, including a change of control that results in the termination of Mr. Hoffman’s employment with us or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of his annual base salary at the time of such termination and all health insurance coverage for a period of 12 months following termination. A change of control includes an acquisition of 51% or more of our outstanding voting securities or consummation of a tender offer or exchange offer where the offeree acquires more than 51% of our then-outstanding voting securities.

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

Mr. Martinez and Ms. Powers do not have employment agreement.

Named Executive Officer	Cash Severance Multiple	Years for Continuation of Medical and Dental Benefits
Jeffrey D. Hoffman	1 times ($350,000)	1 year ($12,000)
Timothy E. Takesue	1 times ($300,000)	1 year ($12,000)

Compensation Committee Report

Mr. Sjoblad served as the Compensation Committee Chairman for fiscal year 2007. Mr. Sjoblad has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, Mr. Sjoblad has concluded that the Compensation Discussion and Analysis be included in this Form 10-K.

Summary of Compensation

				Awards		Payouts		Change in Pension value And nonqualified
	Annual Compensation			Other Annual	Restricted Stock	Option Awards	Non - Equity Incentive Plan	deferred Compensation	All Other	Total
Named Executive Officer & Principal Position	Year	Salary	Bonus	Compensation ($) (2)	Award(s) ($)	($) (1)(2)(4)	Compensation ($)	Earnings ($)	Compensation ($)(3)	Compensation ($)
Jeffrey D. Hoffman Chief Executive Officer	2007 2006 2005	350,000 - -	- - -	- - -	- - -	36,330 - -	- - -	- - -	50,000 - -	436,330 - -

Timothy E. Takesue President, uBid, Inc.	2007 2006 2005	275,000 250,000 225,000	- - -	- 1,500 1,500	- - -	- - 269,760	- - -	- - -	- - -	275,000 251,500 496,260

Miguel A. Martinez, Jr. Chief Financial Officer	2007 2006 2005	200,000 159,000 129,808	- - 50,000	- 1,500 1,500	- - -	- - 40,807	- - -	- - -	- - -	200,000 160,500 222,115

Amy Powers V.P. Technology	2007 2006 2005	120,000 - -	- - -	1,500 - -	- - -	4,453 - -	- - -	- - -	- - -	125,953 - -

Former Named Executive Officers:
Robert H. Tomlinson, Jr. President and Chief Executive Officer	2007 2006 2005	300,000 275,000 250,000	- -	- 1,500 1,500	- - -	- 132,311	- - -	- - -	- - 31,500	300,000 276,500 415,311

(1)	The option awards amounts represent the fair value amount expensed in 2007 for options granted.
(2)
All options awards were granted on December 31, 2005 at an exercise price of $4.50 per option. Messr(s), and Takesue’s options vest 1/3 at the completion of two years of service. The remaining 2/3 vest ratably over the next two years. Mrs. Power’s options vest ratably over a four year period. Mr. Hoffman’s options vest ratably over a three year period.

(3)	As part of Mr Hoffman’s employment agreement he was granted $50,000 in relocation fees. Mr Tomlinson was granted $31,500 in relocation and housing fees as part of his employment agreement.
(4)	See Footnote #18 “2005 Equity Incentive Plan”.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Jeffrey D. Hoffman Chief Executive Officer	-	600,000	-	$1.14	September 21, 2017	600,000	834,000	-

Timothy E. Takesue President, uBid, Inc.	165,000	335,000	-	$4.50	December 29, 2015	335,000	465,650	-

Miguel A. Martinez, Jr. Vice President, Finance	37,500	37,500	-	$4.50	December 29, 2015	37,500	52,125	-

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

(2)	Shares under unexercisable/unvested awards with no performance conditions.

(3)	There are no unvested awards with performance conditions.

(4)	Based on closing stock price of $0.80 on January 31, 2008.

(5)	There are no unvested awards with performance conditions.

No Options were exercised during the year ended December 31, 2007.

The following table shows the number of options to purchase common stock granted to each of the Named Executive Officers during 2007.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards Number of	All Other Option Awards Number of	Exercise or Base Price of
							Grant Date		Shares of	Securities	Option
						Target	Fair Value	Maximum	Stock or	Underlying	Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	(#)	($)	(#)	Units (#)	Options (#)	($/Sh)
Jeffrey D. Hoffman Chief Executive	September 21,
Officer	2007	-	-	-	-	600,000	414,000	-	-	-	1.14

Timothy E. Takesue
President, uBid, Inc.	-	-	-	-	-	-	-	-	-	-	-

Miguel A. Martinez, Jr.
Chief Financial Officer	-	-	-	-	-	-	-	-	-	-	-

Amy Powers	August 1,
V.P. Technology	2007	-	-	-	-	55,000	44,946	-	-	-	1.35

Former Named Executive Officers:
Robert H. Tomlinson
President & Chief
Executive Officer	-	-	-	-	-	-	-	-	-	-	-

(1)	The Company does not maintain any Non-Equity Incentive Plan Awards

Compensation of Directors

For the fiscal year ended December 31, 2007, the Chairman of the Board, Mr. Sjoblad, received aggregate annual compensation of $27,000. As Chairman of the Board, Mr. Sjoblad has an annualized compensation of $35,000 plus additional compensation for committee memberships. The Company’s Board of Directors receive annual compensation of $25,000 plus additional compensation for committee memberships for 2007 paid quarterly. The Company does not separately pay for attendance at regular meetings or telephonic calls unless otherwise approved in advance by the Board. Directors receive an option to purchase 50,000 shares of common stock upon appointment to the Board. The exercise price of these options is priced on the date of the grant and the option vests over 16 equal quarterly installments.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Sjoblad	27,000	-	130,185	-	-	-	157,185

Mary L. Jeffries (2)	25,250	-	44,790	-	-	-	70,040

Dr. Kenneth J. Roering	22,875	-	-	-	-	-	22,875

Casey L. Gunnell	15,250	-	45,395	-	-	-	60,645

David E. Baer (2)	23,750	-	44,790	-	-	-	68,540

1.
The option awards amounts represent compensation costs charged against income for the year ended December 31, 2007 and 2006 included in General and Administrative Expenses. Compensation costs exclude the impact of estimated forfeitures and include the amount of actual forfeitures. In the event of an acquisition of the Company through the sale of substantially all of the Company’s assets and the consequent discontinuance of its business or through a merger, consolidation, exchange, reorganization, reclassification, extraordinary dividend, divesture or liquidation of the Company, the Board may provide for one or more of the following with respect to unvested options: the equitable acceleration of the exercisability of any outstanding options; the complete termination of the Equity Incentive Plan and the cancellation of outstanding options not exercised prior to a date specified by the Board; and the continuance of the Equity Incentive Plan with respect to the exercise of options which were outstanding as of the date of adoption by the Board for such transaction and provide to holders of such options the right to exercise their respective options as to an economically equivalent number of shares of stock of the corporation succeeding the Company by reason of such transaction. See Footnote 18 for additional details of pricing assumptions.

2.	Fees due to Ms. Jefferies and Mr. Baer are paid directly to Petters Group Worldwide.

Employment Contracts, Termination of Employment and Change in Control

We have entered into executive employment agreements with our President and Chief Executive Officer, and our Executive Vice President of Merchandising.

 Jeffrey D. Hoffman – Chief Executive Officer

On September 21, 2007, we entered into an executive employment agreement with Mr. Hoffman which provides for an initial annual base salary of $350,000 for the first 12 months of the agreement and thereafter the Company’s Board of Directors shall review on a yearly basis and the Board shall determine if the base salary shall increase and the amount of any such increase shall be at the Board’s sole discretion.

Under the agreement, Mr. Hoffman received options to purchase up to 600,000 shares of common Stock under the 2005 Equity Incentive Plan, which vest as follows: 1/3 of the options will vest on the 12 month anniversary of the date of the grant, 1/3 of the options will vest on the 24 month anniversary of the date of grant and the remaining 1/3 on the 36 month anniversary of the date of grant. The exercise price of the options is $1.14 per share. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the 2005 Equity Incentive Plan.

Mr. Hoffman’s employment agreement has a term commencing on the execution of the agreement and continuing for a period of 24 months. The agreement provides that if Mr. Hoffman is terminated by us without cause, or if Mr. Hoffman terminates the agreement for good reason, including a change of control that results in the termination of Mr. Hoffman’s employment with uBid or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of his annual base salary at the time of such termination and all health insurance coverage for a period of 12 months following termination.

Timothy E. Takesue - Executive Vice President of Merchandising

On December 29, 2005, we entered into an executive employment agreement with Mr. Takesue which provides for an initial annual base salary of $250,000 for the first 12 months of the agreement increasing to $275,000 during the second 12 months of the agreement and increasing to $300,000 for 2007 or the third 12 months of the agreement.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee discharges the Board's responsibilities relating to the compensation of uBid's executives and directors; reviews and approves the report required by the U.S. Securities and Exchange Commission for inclusion in the annual 10K; provides general oversight of uBid's total rewards compensation structure; reviews and provides guidance on uBid's human resources programs; and retains and approves the terms of the retention of compensation consultants and other compensation experts. Other specific duties and responsibilities of the Compensation Committee include reviewing senior management selection and overseeing succession planning, including reviewing the leadership development process; reviewing and approving objectives relevant to executive officer compensation, evaluating performance and determining the compensation of executive officers in accordance with those objectives; approving severance arrangements and other applicable agreements for executive officers; overseeing uBid's equity-based and incentive compensation and equity-based rewards; overseeing non-equity based benefit plans and approving any changes to such plans involving a material financial commitment by uBid; monitoring workforce management programs; establishing compensation policies and practices for service on the Board and its committees and for the Chairman of the Board; developing guidelines for and monitoring director and executive stock ownership; and annually evaluating its performance and its charter.

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

The board has reserved a total of 2,500,000 shares of common stock for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for further awards under the 2005 Equity Incentive Plan. On December 29, 2005, we granted options under the 2005 Equity Incentive Plan to purchase 1,721,700 shares of common stock to our Named Executive Officers and other employees. No options were issued under the 2005 Equity Incentive Plan to any Named Executives in 2006. In 2007 under the 2005 Equity Incentive Plan, Mr. Hoffman was granted options to purchase 600,000 shares of common stock of which 250,000 were qualified and 350,000 were non-qualified, Mr Martinez was granted options to purchase 125,000 shares of common stock and Ms. Powers was granted options to purchase 55,000 shares of common stock.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2008, the number of shares of our common stock beneficially owned, and the percent so owned, by (1) each person known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) our Chief Executive Officer during 2007 and each of the four most highly compensated executive officers other than our Chief Executive Officer who served as executive officers during 2007 (our “Named Executive Officers”) and (4) all of our directors and Named Executive Officers as a group. The number of shares owned are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The address of each executive officer and director is c/o uBid, 8725 W Higgins, Suite 900, and Chicago, Illinois 60631.

	Shares Beneficially Owned
Name	Number	Pecentage(1)
Thomas J. Petters (2)(15)	7,695,714	37.85%
Petters Group Worldwide, LLC. (3)(15)	6,584,603	32.38%
Tudor Investment Corporation (4)(16)	2,083,334	10.25%
D.E. Shaw Valence Portfolios, L.L.C. (5)	1,250,000	6.15%
Alexandra Global Master Fund Ltd. (6)	1,069,446	5.26%
Theodore Deikel (17)	2,248,840	11.06%
EBP Select Holdings, LLC	1,111,111	5.46%
Timothy E. Takesue (7)	632,443	3.11%
Miguel A. Martinez, Jr. (8)	81,581	0.40%
Steven Sjoblad (9)	62,500	0.31%
Mary L. Jeffries (10)	27,500	0.14%
Amy Powers (11)	26,250	0.13%
Kenneth J. Roering (12)	15,625	0.08%
David E. Baer (13)	12,500	0.06%
Casey L. Gunnell (14)	9,375	0.05%
Jeffrey D. Hoffman	-	0.00%

All directors and executive officers as a group (9 people)	867,774	4.27%

Notes:

(1)
Based on a total of 18,197,783 shares outstanding as of March 15, 2008. Shares underlying warrants and options exercisable within 60 days of March 15, 2008 are considered for the purpose of determining the percent of the class held by the holder of such warrants or options, but not for the purpose of computing the percentages held by others.

(2)
Includes: 6,584,603 shares beneficially owned by Petters Group Worldwide, LLC, including 583,334 warrants exercisable within 60 days by Petters Group Worldwide, LLC; and 1,111,111 shares held by EBP Select Holdings, LLC. Mr. Petters has sole voting and investment power over all of the shares indicated in the table as being beneficially owned by Mr. Petters, Petters Group Worldwide, LLC and EBP Select Holdings, LLC.

(3)	Includes 583,334 warrants exercisable within 60 days.
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

(6)
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

(7)	Includes 166,667 options exercisable within 60 days.
(8)	Includes 62,500 options exercisable within 60 days.
(9)	Includes 37,500 options exercisable within 60 days. Mr. Sjoblad was elected to the Board of Directors and as the Chairman of the Board on February 13, 2007.

(10)	Includes 12,500 options exercisable within 60 days. Ms. Jeffries was elected to the Board of Directors on March 7, 2007. Includes 3,000 warrants exercisable within 60 days.
(11)	Includes 26,250 options exercisable within 60 days.
(12)	Includes 15,625 options exercisable within 60 days.
(13)	Includes 12,500 options exercisable within 60 days. Mr. Baer was elected to the Board of Directors on March 7, 2007.
(14)	Includes 9,375 options exercisable within 60 days.
(15)
Information regarding the number of shares beneficially owned by Thomas J. Petters, Petters Group Worldwide, LLC and Petters Company, Inc. was provided in a report on Schedule 13D filed with the SEC on January 9, 2006, and as amended on February 16, 2006 and January 7, 2008. The address for each of Thomas J. Petters, Petters Group Worldwide, LLC and EBP Select Holdings, LLC. is: 4400 Baker Road, Minnetonka, Minnesota 55343.

(16)
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

(17)
Information regarding the number of shares beneficially owned by Mr. Deikel was provided in a report on Schedule 13D filed with the SEC on December 6, 2007, as amended on December 28, 2007. The address for Mr. Deikel is: 4400 Baker Road, Minnetonka, Minnesota 55343.

EQUITY COMPENSATION PLAN

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c)
Equity compensation plans approved by security holders	1,984,100		$2.68	515,900
Equity compensation plans not approved by security holders	320,000	$	$ 4.50	—
Total	2,304,100	$	$ 2.93	515,900

Equity compensation plans not approved by our stockholders consist of warrants to purchase 320,000 shares of common stock, issued to the placement agents in our private offering on December 30, 2005, exercisable through December 30, 2010 at $4.50 per share.

Item 13.  Certain Relationships and Related Transactions and Director Independence

On April 2, 2003, uBid and Petters Group, a holder of greater than 5% of our outstanding common stock, executed a Shared Resources Agreement with a term of one year and automatic renewals of one year until terminated by either party with 60 days’ prior notice. Pursuant to this agreement, Petters Group provides executive, facilities management, finance, general and administrative, legal, marketing, merchandising and operations services to uBid for which uBid was charged $0 in 2007, $30,000 in 2006 and $360,000 in 2005. We terminated the Shared Resources Agreement as of January 31, 2006.

We purchase products from Petters Group for direct purchase sales. Purchases from Petters Group were $2,930, $365 and $1,597 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

On July 21, 2004, we entered into an agreement with Banco Popular under which we obtained a $5.0 million irrevocable letter of credit for the benefit of Sony Corporation. This letter of credit is used as a security deposit for inventory purchases from Sony. Sony may draw upon the letter of credit in the event we are in payment default. The letter of credit bears an annual interest rate of 2%. Sony then reimburses us 0.5%. The letter of credit is secured by all of our assets. Lancelot and Petters Group guaranteed the letter of credit for the full $5.0 million in the event Sony drew upon the letter of credit. In addition, Banco Popular has entered into inventory buy-back agreements with Sony and Petters Group. Sony and Petters Group have agreed to buy back the Sony product from uBid in the event of a default. The letter of credit expires on July 21, 2007. On October 14, 2005, the Sony irrevocable letter of credit was reduced to $2.5 million. On November 15, 2007, the Sony irrevocable letter of credit was reduced to $1.0 million. All other terms remain the same.

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

On May 7, 2007, Ms. Jeffries and Mr. Baer were elected to the Company’s Board of Directors. Each of Ms. Jeffries and Mr. Baer are executive officers of Petters Group.

Item 14.  Principal Accountant Fees and Services

Set forth below is a summary of certain fees paid to BDO Seidman, LLP, our current independent registered public accountants, for services in the fiscal years ended December 31, 2007 and 2006. In determining the independence of BDO Seidman, LLP, the Board of Directors considered whether the provision of non-audit services is compatible with maintaining BDO Seidman, LLP’s independence.

	2007	2006
Audit Fees	$109,000	$117,000
Audit-Related Fees	78,000	249,000
Tax Fees	—	—
All Other Fees	—	—
Total	$187,000	$366,000

Below is a description of the nature of services comprising the fees disclosed for each category above.

Audit Fees.    The total audit fees and reimbursement of expenses paid to BDO Seidman, LLP were $109,000 for the audit of fiscal year 2007, the reviews of the quarterly financial statements, assistance with registration statement filings and the preparation of consents. The total audit fees and reimbursement of expenses paid to BDO Seidman, LLP were $117,000 for the audit of fiscal year 2006, the reviews of the quarterly financial statements, assistance with registration statement filings and the preparation of consents.

Audit-Related Fees.    The total audit-related fees, including reimbursement of expenses, paid to BDO Seidman, LLP in fiscal 2007 and 2006 were $78,000 and $249,000, respectively, in connection with the private offerings, the merger with Cape Coastal Trading Corporation and related registration statement filings, audits and preparation of consents.

Tax Fees.    There were no tax fees paid to BDO Seidman, LLP in 2007 or 2006.

All Other Fees.    There were no other fees paid to BDO Seidman, LLP in 2007 or 2006.

Before an independent registered public accountant is engaged by us to render audit or non-audit services, the engagement is approved by the audit committee. All non-audit services, regardless of amount, are a pre-approved by the Board of Directors. All of the fees and services described above under “audit fees,” “audit-related fees,” “tax fees” and “all other fees” were pre-approved by the audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial statements commence on page 44:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).

2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).

3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).

4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).

10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.4	Employment Agreement dated as of September 21, 2007 by and between uBid.com Holdings, Inc and Jeffrey D. Hoffman. .	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007 (File No. 000-50995).

10.5	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.6	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.7	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.8	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.9	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006 (File No. 000-50995).

10.10
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

10.11	Separation Agreement and Release between uBid.com Holdings, Inc. and Robert H. Tomlinson, Jr. dated September 10, 2007.	Filed herewith

16.1	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

16.2	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).

21.1	List of Subsidiaries.	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 19, 2008.

UBID.COM HOLDINGS, INC.

By:	/s/ Jeffrey D. Hoffman
Name: Jeffrey D. Hoffman Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Hoffman	Chief Executive Officer and Director
Jeffrey D. Hoffman	(Principal Executive Officer)	March 19, 2008

/s/ Miguel A. Martinez, Jr.	Chief Financial Officer
Miguel A. Martinez, Jr.	(Principal Financial Officer and Principal Accounting Officer)	March 19, 2008

/s/ Steven Sjoblad
Steven Sjoblad	Director	March 19, 2008

/s/ David E. Baer
David E. Baer	Director	March 19, 2008

/s/ Mary L. Jeffries
Mary L. Jeffries	Director	March 19, 2008

/s/ Kenneth J. Roering
Kenneth J. Roering	Director	March 19, 2008

/s/ Casey L. Gunnell
Casey L. Gunnell	Director	March 19, 2008

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger dated as of December 15, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Cape Coastal Trading Corporation, a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).

2.2	Merger Agreement and Plan of Reorganization dated as of December 29, 2005, by and among Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. and uBid, Inc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).

3.2	Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995).

4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).

10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.3	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.4	Employment Agreement dated as of September 21, 2007 by and between uBid.com Holdings, Inc. and Jeffrey D. Hoffman.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007 (File No. 000-50995).

10.5	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.6	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.7	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.8	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.9	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006 (File No. 000-50995).

10.10
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

10.11	Separation Agreement filed herewith and Release between uBid.com Holdings, Inc. and Robert H. Tomlinson, Jr. dated September 10, 2007.	Filed herewith

16.1	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

16.2	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).

21.1	List of Subsidiaries.	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Vice President, Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith