Form 10-Q
period 2008-03-31
uBid.com Holdings, Inc.
filed 2008-05-15
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of May 14, 2008 was 18,197,783

TABLE OF CONTENTS

			Page
PART I	Financial Information
	Item 1.	Consolidated Condensed Financial Statements (Unaudited)
		Consolidated Condensed Balance Sheets (Unaudited) March 31, 2008 and December 31, 2007	3
		Consolidated Condensed Statements of Operations (Unaudited) Three months ended March 31, 2008 and 2007	4
		Consolidated Condensed Statement of Shareholders' Equity (Unaudited) Three months ended March 31, 2008	5
		Consolidated Condensed Statements of Cash Flows (Unaudited) Three months ended March 31, 2008 and 2007	6
		Notes to Consolidated Condensed Financial Statements	7-14
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
	Item 4.	Controls and Procedures	22

PART II		Other Information
	Item 1.	Legal Proceedings	22
	Item 1A.	Risk Factors	23
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
	Item 3.	Default Upon Senior Securities	23
	Item 4.	Submission of Matters to a Vote of Security Holders	23
	Item 5.	Other Information	23

	Signatures		25-29

uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except par value data)
(Unaudited)

	March 31, 2008	December 31, 2007

Assets
Current Assets
Cash and cash equivalents	$6,901	$7,724
Restricted investments	212	212
Accounts receivable, less allowance for doubtful accounts of $467 and $467, respectively	933	648
Merchandise inventories, net	5,272	5,156
Prepaid expenses and other current assets	774	759

Total Current Assets	14,092	14,499

Property and Equipment, net	871	725
Purchased Intangible Assets, net	-	107

Total Assets	$14,963	$15,331
Liabilities and Shareholders' Equity
Current Liabilities
Flooring facility	$413	$314
Accounts payable	3,138	2,766
Accrued expenses:
Advertising	212	205
Other	1,007	1,194
Due on credit line	1,617	-

Total Current Liabilities	6,387	4,479

Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized;
18,197,783 issued and outstanding for both periods.	20	20
Treasury stock, 2,135,550 shares of common stock and 580,937 warrants at cost	(2,242)	(2,242)
Stock warrants	8,086	8,086
Additional paid-in-capital	37,357	37,248
Accumulated deficit	(34,645)	(32,260)

Total Shareholders' Equity	8,576	10,852

Total Liabilities and Shareholders' Equity	$14,963	$15,331

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Revenues	$7,141	$9,607
Cost of Revenues	5,269	7,055

Gross Profit	1,872	2,552

Operating Expenses
General and administrative	3,753	3,022
Sales and marketing	495	1,069
Total operating expenses	4,248	4,091

Loss From Operations	(2,376)	(1,539)
Interest Expense	(63)	(112)
Interest Income	54	176
Other Income, net	-	60

Net Loss	$(2,385)	$(1,415)

Net Loss per share - Basic and Diluted	$(0.13)	$(0.07)
Weighted Average Shares - Basic and Diluted	18,197,783	20,333,333

The accompanying notes are an integral part of these consolidated condensed financial statements.

uBid.com Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

					Treasury Stock
	Common Stock		Stock	Paid-in			Accumulated
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2007	18,197,783	$20	$8,086	$37,248	2,135,550	$(2,242)	$(32,260)	$10,852
Stock compensation expense	—	—	—	109	—	—	—	109
Common stock and warrants repurchase (10)		—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(2,385)	(2,385)
Balance, March 31, 2008	18,197,783	$20	$8,086	$37,357	2,135,550	$(2,242)	$(34,645)	$8,576

The accompanying notes are an integral part of these consolidated financial statements.

 uBid.com Holdings, Inc and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(2,385)	$(1,415)
Adjustments to reconcile net loss to net cash used in Operating activities
Depreciation and amortization	206	182
Non-cash stock compensation expense	109	238
Changes in assets and liabilities:
Accounts receivable	(285)	587
Merchandise inventories	(116)	(2,073)
Prepaid expenses and other current assets	(15)	279
Accounts payable	370	1,132
Accrued expenses	(181)	(257)

Net cash used in operating activities	(2,297)	(1,327)

Cash Flows From Investing Activities
Capital expenditures	(245)	(26)
Change in restricted investments	-	(2)

Net cash (used in) provided by investing activities	(245)	(28)

Cash Flows From financing Activities
Change in flooring facility	102	349
Credit line borrowings	1,617	-

Net cash provided by financing activities	1,719	349

Net Decrease in Cash and Cash Equivalents	(823)	(1,006)

Cash and Cash Equivalents, beginning of period	7,724	14,785

Cash and Cash Equivalents, end of period	$6,901	$13,779

Supplemented Cash Flow Disclosure
Cash paid for interest	$31	$75

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

The Company’s unaudited consolidated condensed financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2007. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies

Since December 31, 2007, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2007 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the three months ended March 31, 2008.

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

Shipping and Handling Costs

Shipping costs that are billable to the customer are included in revenue and all shipping costs that are payable to vendors are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the quarters ended March 31, 2008 and 2007, were $126 and $121, respectively.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the three months ended March 31, 2008 and 2007 was approximately $109 and $238, respectively.

On February 19, 2008 the Company offered eligible employees the opportunity to exchange on a grant by grant basis, their outstanding eligible options for restricted stock rights.

Options eligible for the exchange in this offer were granted under the Company’s 2005 Equity Incentive Plan that were granted in 2005 and 2006 and had an exercise price per share that is greater than $2.00. Individuals that held 500 or fewer eligible options were cashed out.

The number of restricted stock rights to be granted in exchange for each eligible option surrendered was based upon an exchange ratio of 3 to 1. The 3 to 1 exchange ratio was determined based on the fair value of the eligible options which approximated the share price at a 3 to 1 conversion rate. The incremental stock compensation expense resulting from the offer is $109 to be amortized over the remaining life of the original options granted of approximately 2.5 years.

Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 20 individuals that tendered 765,000 options for an aggregate of 255,000 restricted stock rights.

At March 31, 2008 and 2007 the Company had options to purchase 1,402,000 and 1,863,700 shares, respectively of common stock outstanding to certain officers and other employees.

At March 31, 2008 the Company had restricted stock rights outstanding of 255,000. There were no restricted stock rights outstanding at March 31, 2007.

The compensation costs charged against income was $109 and $238 for the three months ended March 31, 2008 and 2007, respectively. Compensation costs are included in general and administrative expenses in the consolidated Condensed Statement of Operations.

Recent Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 are as follows:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issue FSP 157-2, “Effective Date of FASB Statement No.157” which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have adopted the provisions of SFAS 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS 157 for non-financial assets and liabilities and we do not anticipate that full adoption in fiscal 2009 will have a material impact on our results of operations or financial condition.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 was effective as of the beginning of the first fiscal year that begins after November 15, 2007. We reviewed the impact of SFAS 159 on our consolidated condensed financial statements and have determined we do not have material investments in trading or available-for-sale securities and there is no material impact on our financial position, results of operations or cash flows.

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

March 31,	2008	2007
Shares subject to stock warrants	3,232,939	3,903,336
Shares subject to stock options	1,402,000	1,678,900
	4,634,939	5,582,236

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

On February 19, 2008 the Company offered eligible employees the opportunity to exchange on a grant by grant basis, their outstanding eligible options for restricted stock rights.

Options eligible for the exchange in this offer were granted under the Company’s 2005 Equity Incentive Plan that were granted in 2005 and 2006 and had an exercise price per share that is greater than $2.00. Individuals that held 500 or fewer eligible options were cashed out.

The number of restricted stock rights to be granted in exchange for each eligible option surrendered was based upon an exchange ratio of 3 to 1. The 3 to 1 exchange ratio was determined based on the fair value of the eligible options which approximated the share price at a 3 to 1 conversion rate. The incremental stock compensation expense resulting from the offer is $109 to be amortized over the remaining life of the original options granted of approximately 2.5 years.

Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 20 individuals that tendered 765,000 options for an aggregate of 255,000 restricted stock rights.

At March 31, 2008 and 2007 the Company had options to purchase 1,402,000 and 1,863,700 shares, respectively of common stock outstanding to certain officers and other employees.

At March 31, 2008 the Company had restricted stock rights outstanding of 255,000. There were no restricted stock rights outstanding at March 31, 2007.

The compensation costs charged against income was $109 and $238 for the three months ended March 31, 2008 and 2007, respectively. Compensation costs are included in general and administrative expenses in the consolidated Condensed Statement of Operations.

None of the Incentive Awards granted under the 2005 Equity Incentive Plan were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

The fair value of the options awarded for the three months ended March 31, 2008 and 2007, were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	March 31,
	2008	2007
Risk -free interest rate	5.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	68.0%	68.0%
Expected life (years)	6.0	6.0
Weighted average grant date fair value	$1.36	$2.15
Estimated forfeiture rate	5.0%	5.0%

The risk-free interest rate is based on the U.S. Treasury Bill rates. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the future. Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The following is a summary of all of the Company’s stock option activity:

		Weighted-
		average
	Shares under	exercise price per
	Option	share
Outstanding at December 31, 2007	1,984,100	$2.68
Granted	214,000	0.74
Exercised	-	-
Surrendered	(31,100)	4.38
Converted	(765,000)	4.60
Outstanding at March 31, 2008	1,402,000	$1.30

Exercisable at March 31, 2008	104,000	$2.06

		Weighted-
		average
	Shares	price per share
Converted Options	765,000	4.60
Granted Restricted Share Rights (3 to 1 Ratio)	255,000	0.59
Canceled Restricted Share Rights	-	0.00
Vested Restricted Shares	98,333	0.59
Remaining Restricted Share Rights	156,667	0.59

As of March 31, 2008 there was $1,856 of total unrecognized compensation cost related to the nonvested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 3.0 year remaining vesting period of the nonvested option awards. The total fair value of the option awards that vested during the three months ended March 31, 2008 and 2007 was $72 and $74, respectively.

The following summarizes information about stock options at March 31, 2008:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	March 31, 2008	Life	Price	March 31, 2008	Price
.01 - 2.00	1,323,000	9.4	$1.17	76,875	$1.48
2.01 - 4.00	62,000	8.7	$3.02	18,625	$3.00
4.01 - 6.00	11,000	7.7	$4.50	5,500	$4.50
6.01+	6,000	7.9	$6.64	3,000	$6.64
	1,402,000		$1.30	104,000	$2.06

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the period ended March 31, 2008 of $0.60 per share and the exercise price, multiplied by the number of in-the-money options) was $0. This amount will change based on changes in the fair market value of the Company’s common stock.

6. Note Payable - Bank

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $125 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum annual interest of $120. The Company, as of March 31, 2008, had $45 in deferred financing fees being amortized over the life of the Credit Agreement. As of March 31, 2008, the effective loan rate was 8.25% and the Company had an outstanding balance of $1,617. The Company was in compliance with all loan covenants at March 31, 2008.

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

	(Dollars in Thousands)
	Three months Ended March 31,
Net Revenue	2008	2007
Direct	$3,495	$7,768
UCM	1,291	1,472
Business to Business	2,213	62
Other	142	305
Total	$7,141	$9,607

Gross Profit
Direct	$52	$761
UCM	1,291	1,472
Business to Business	387	14
Other	142	305
Total	$1,872	$2,552

Gross Profit %
Direct	1.5%	9.8%
UCM	100.0%	100.0%
Business to Business	17.5%	22.6%
Other	100.0%	100.0%
Total	26.2%	26.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. uBid.com Holdings, Inc. is a holding company for uBid, Inc., and Dibu Trading Corp., Inc. our operating businesses. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “uBid,” “we,” “us,” and “our” refer to uBid.com Holdings, Inc. and our subsidiaries.

Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to the risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

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

Our business model consists of four distinct business channels: uBid Direct, UCM, Business to Business and Other.

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

 Gross Merchandise Sales (GMS): Gross Merchandise Sales differ from GAAP revenue in that gross bookings represents the gross sales price of goods sold by us (including sales through our UCM Program) before returns, sales discounts, and cancellations.

Number of Orders: This represents the total number of orders shipped in a specified period. We analyze the number of orders by category to evaluate the effectiveness of our merchandising and advertising strategies as well as to monitor our inventory management.

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

Auctions Closed: A closed auction is an auction that has ended because it reached the scheduled closing time for that auction. Auctions closed includes both successful auctions and auctions with no bids.

Auction Success: A successful auction is a closed auction that received at least one bid.

Auction Success Rate: The percentage of closed auctions that were successful and received at least one bid.

Approved UCM Program Vendors: Vendors that have gone through the approval process to sell merchandise through our website.

			(In Thousands except Average Order Value and Approved UCM Vendors)
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2008	2007	2007	2007	2007	2006	2006	2006	2006
Measure
GMS (in thousands)	$18,885	$22,953	$23,704	$26,368	$23,402	$26,276	$26,528	$30,286	$31,167
Number of orders (in thousands)
Direct	15	21	20	29	21	24	23	37	36
uBid Certified Merchant	73	86	101	98	104	99	89	88	87
Total orders	88	107	121	127	125	123	112	125	123
Average Order Value
Direct	$242	$370	$355	$336	$390	$424	$424	$416	$465
uBid Certified Merchant	$160	$142	$129	$119	$120	$126	$128	$110	$107
Visitors (in thousands)	5,755	5,980	7,224	6,901	6,744	6,529	6,488	7,215	6,369
Bidders (in thousands)	181	173	218	231	235	239	211	255	241
Bidders to Visitors Percentage	3.1%	2.9%	3.0%	3.3%	3.5%	3.7%	3.3%	3.5%	3.8%
Auctions Closed (in thousands)	455	780	715	619	539	579	562	484	216
Auction Success (in thousands)	59	67	78	77	76	65	58	62	40
Auction Success rate	12.9%	8.6%	10.9%	12.5%	14.1%	11.2%	10.4%	12.8%	18.3%
Approved UCM Vendors	3,737	3,588	3,321	2,873	2,513	2,049	1,716	1,307	949

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

Our revenue is dependent in part on sales of products produced by or purchased from Sony Electronics, Inc. (“Sony”), Hewlett-Packard Company (“HP”), Recoupit, Inc.(“Recoupit”) and Always at Market, Inc.(“Always at Market”). The following table represents the respective vendors’ percentage of sales for the three months ended March 31, 2008 and March 31, 2007. No other supplier represented more than 5% of our net revenues for any period presented.

	Three months ended
	March 31,
Vendor	2008	2007
HP	38.7%	21.4%
Always at Market	6.7%	6.4%
Recoupit	4.7%	7.3%
Sony	2.8%	14.7%

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

	(Dollars in Thousands)
	Three months ended March 31,
	2008		2007
Net Revenues:
Direct	$3,495	48.9%	$7,768	80.9%
UCM	1,291	18.1%	1,472	15.3%
Business to Business	2,213	31.0%	62	0.6%
Other	142	2.0%	305	3.2%
Total Net Revenues	7,141	100%	9,607	100%
Gross Profit:
Direct	52	0.7%	761	7.9%
UCM	1,291	18.1%	1,472	15.3%
Business to Business	387	5.4%	14	0.1%
Other	142	2.0%	305	3.2%
Total Gross Profit	1,872	26.2%	2,552	26.6%
General and administrative	3,753	52.6%	3,022	31.5%
Sales and marketing	495	6.9%	1,069	11.1%
Total operating expenses	4,248	59.5%	4,091	42.6%
Loss from operations	(2,376)	(33.3)%	(1,539)	(16.0)%
Interest Income / (Expense) & Other, Net	(9)	(0.1)%	64	0.7%
Other Income / (Expense)	-	-%	60	0.6%
Net Loss	$(2,385)	(33.4)%	$(1,415)	(14.7)%

Comparison of Three Months ended March 31, 2008 and March 31, 2007

Net loss for the three months ended March 31, 2008 was $2,385 or $0.13 basic and diluted loss per share. For the three months ended March 31, 2007, the loss was $1,415 or $0.07 basic and diluted loss per share. The loss increased by $970 or 68.6% from the same period in the prior year.

Direct Channel: Direct channel sales decreased $4,273 or 55.0% to $3,495 for the three months ended March 31, 2008 compared to $7,768 in the same period last year. In the current period the number of Direct orders decreased 5,656 or 27.0% and the average order value decreased $128.00 or 34.6% to $242.00 per order. The decline in the number of Direct orders is primarily due to a shift from the Direct channel sales to the UCM platform in which only commission revenue is recorded. The decrease in the average order value was primarily due to decreases in the portable computer and desktop computer product categories. The decrease was partially offset by increases in the average order value in the video and audio product categories.

The Direct channel gross profit decreased $709 or 93.2% for the three months ended March 31, 2008 compared to the same period in the prior year. The Direct channel gross profit percentage decreased 84.8% to 1.5% for the three months ended March 31, 2008 compared to 9.8% for the three months ended March 31, 2007. The decrease was primarily due to decreased order volume and the sales of aged inventory at lower retail prices. The decreased order volume resulted in lower distribution and variable operating costs which partially offset the margin dollar loss.

UCM Channel: UCM revenues and gross profit decreased $181 or 12.3% to $1,291 for the three months ended March 31, 2008 compared to revenue and gross profit of $1,472 in the same period of the prior year. In the current period the number of UCM orders decreased 13,000 or 15.1% but the average order value increased $18.00 or 12.7% to $160.00 per order. The number of UCM vendors increased 1,224 or 43.8% to 3,737 vendors compared to 2,513 at March 31, 2007.

Business to Business: Business to Business revenues increased $2,151 or 3,469.4% for the three months ended March 31, 2008 compared to the same period in the prior year. Gross profit increased $373 or 2,664.3% to $387 for the quarter ended March 31, 2008 compared to $14 for the quarter ended March 31, 2007. The gross profit percentage decreased to 17.5% for the three months ended March 31, 2008 compared to 22.6% in the same period of the prior year. Business to Business channel revenue and gross profit increased due to greater availability of opportunistic purchases in the current quarter and the restructure of the Dibu Trading sales force in the fourth quarter of 2006 which negatively impacted first quarter 2007 results. Included in the quarter ended March 31, 2008 Business to Business results are revenues of $680 and gross profit of $240 from the live liquidation events held in 3 separate physical locations in the state of Florida.

Other Revenue: Other revenue and gross profit primarily comprised of online advertising revenue decreased $163 or 53.4% for the three months ended March 31, 2008. The decrease primarily resulted from the impact of the elimination of a dedicated advertising sales force in the quarter ended March 31, 2008. The decision to decrease this revenue and not divert visitors to other web sites was made by management.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended March 31, 2008 were $4,248, an increase of $157 or 3.8%, compared to the quarter ended March 31, 2007. Non recurring expenses incurred in the quarter ended March 31, 2008 consisted of $328 of operating expenses incurred on the live liquidation events, $125 of recruiting fees and $84 in severance expense. The recruiting fees were incurred as information technology staffing levels were increased to facilitate significant upgrades to our website and technology infrastructure.

The following table is a comparison of SG&A expenses:

	(Dollars in Thousands)
	Three Month Period Ended
SG&A Expenses:	March 31, 2008	March 31, 2007	Increase (Decrease)
Advertising	$413	$968	$(555)
Salary and benefits	1,821	1,277	544
Stock-based compensation	109	238	(129)
Facilities	119	143	(24)
Warehouse	199	175	24
Credit card fees	412	512	(100)
Telecommunications, hardware and storage	174	154	20
Legal, audit, insurance, and other regulatory fees	343	147	196
Depreciation & amortization	206	182	24
Consulting and outside services	249	169	80
Other SG&A	203	126	77
	$4,248	$4,091	$157

Expense increases are summarized as follows:

Salary and benefits expense increased $544 or 42.6% as the result of increased staff levels, primarily in information technology, $84 of severance and $125 in recruiting fees incurred in the quarter ended March 31, 2008. Stock compensation decreased $129 due to the increased number of forfeited stock options during the three months ended March 31, 2008.

Warehouse expense increased $24 or 13.7% primarily driven by increased Business to Business sales volume in the current quarter compared to the same period of the prior year.

Telecommunications, hardware and storage expenses increased $20 as a result of price increases on maintenance contract renewals.

Depreciation and amortization increased by $24 or 13.2% primarily as the result of a $17 increase in amortization of intangible assets. At March 31, 2008 the intangible assets were fully amortized.

Legal, audit, insurance and other regulatory fees increased $196 or 133.3%. Legal fees increased $60 due to legal expense incurred in patent registrations, infringement defense and the tender offer made to eligible employees to convert eligible options to restricted stock rights. Accounting fees increased $55 primarily due to consulting costs incurred in the evaluation of a new ERP system. Insurance expense increased $69 as a $63 credit was received from prior carriers in the quarter ended March 31, 2007 and insurance coverage was increased in the current quarter.

Consulting and outside services expense increased $80 or 47.3% as new business initiatives were launched and outside services were brought in to the advertising department to facilitate a customer database segmentation project and to provide increased market research and analysis.

The increases in expenses were offset by the following decreases:

Advertising expense decreased $555 or 57.4% and visitor traffic decreased 989,000 or 14.7% as we continued to eliminate the least effective marketing efforts and continue to analyze and segment our database to optimize all future advertising campaigns. The cost per visitor decreased to $0.06 per visitor from $0.16 per visitor in the same period of the prior year. The conversion rate declined .3% to 3.4% in the three months ended March 31, 2008 compared to 3.7% for the three months ended March 31, 2007. The decline in the conversion rate was primarily due to a Direct TV campaign that ran in the first six months of 2007 whereby selected air time slots were purchased which was not repeated during 2008.

Facilities expense decreased $24 or 16.8% primarily due to the sublet of unused office space at our corporate office partially offset by physical store location rentals.

Credit card fees decreased $100 or 19.5%. The decrease is primarily due to lower Direct sales volumes.

Other Expense: Net interest expense was $9 for the quarter ended March 31, 2008 compared to interest income of $64 for the quarter ended March 31, 2007. The increase in net interest expense is attributed to decreased cash equivalent balances and lower interest rates received in addition to an increased balance and borrowing costs under the terms of the credit facility.

Net Losses: The Company experienced a net loss of $2,385 or $0.13 per share for the quarter ended March 31, 2008 compared to a net loss of $1,415 or $0.07 per share for the quarter ended March 31, 2007.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary sources of cash flow have been from operations and the $29.5 million raised in the December 29, 2005 private offering of our common stock and warrants.

Net cash used in operating activities for the three months ended March 31, 2008 was $2,297 compared to $1,327 used in the three months ended March 31, 2007. The net cash used in operating activities in 2008 increased primarily due to increases in the net loss, and $116 cash used for inventory purchases. Also contributing to the increases in cash used was a $285 decrease in accounts receivable, a $15 decrease in prepaid expenses and a $181 decrease in accrued expenses. Partially offsetting the increases in cash used was a $370 increase in accounts payable. The increase in inventories is intended to increase product available for auction. Accounts receivable decreased $285 primarily due to decreased open account sales in the Business to Business sales channel. The decrease in accrued expenses of $181 was primarily the result of lower payroll accruals and lower freight costs due to lower Direct channel sales volumes.

Net cash used in investing activities was $245 for the three months ended March 31, 2008 due primarily to the purchase of property and equipment. Net cash provided by investing activities was $28 for the period ended March 31, 2007. The increase in purchases of property and equipment for the three months ended March 31, 2008 related primarily to hardware and software purchases as IT infrastructure investment increased.

Net cash provided by financing activities was $1,719 for the three months ended March 31, 2008, compared to $349 for the same period last year. The cash inflow in 2008 is due to advances on the Wells Fargo Credit Agreement of $1,617 and $102 in inventory purchases financed through the flooring facility. Net cash provided of $349 for the three months ended March 31, 2007 was for inventory purchases financed through the flooring facility.

On May 9, 2006, we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to us of up to a maximum of $25,000. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the our assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $125 if we terminate the Credit Agreement during the third year. The Credit Agreement requires us, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, we are obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires us to pay a variety of other fees and expenses, including minimum annual interest of $120. As of March 31, 2008 we had $45 in deferred financing fees being amortized over the life of the Credit Agreement. As of March 31, 2008, the effective loan rate was 8.25%, we had an outstanding balance of $1,617 and we were in compliance with all the loan covenants.

We believe that current working capital, together with cash flows from operations and availability under our credit facility will be adequate to support our current operating plans for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has little exposure to risks of fluctuating interest rates or fluctuating currency exchange rates. Accordingly, the Company does not believe that changes in interest or currency rates will have a material effect on our liquidity, financial condition or results of operations. It is the Company’s policy not to enter into derivative financial instruments.

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

The Company’s Chief Executive Officer and Vice President, Finance, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Vice President, Finance believe that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in the evaluation that occurred during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against the Company or involve the Company that, in the opinion of the Company’s management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2008, options to purchase an aggregate of 688,000 shares of the Company’s common stock were granted to individuals, all employees of uBid. Options to purchase an aggregate of 600,000 shares at $1.14 per share were granted on September 21, 2007. The options have a term of ten years and vest over a three to four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 14, 2008.

UBID.COM HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)