Form 10-Q
period 2008-06-30
Enable Holdings, Inc.
filed 2008-08-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-50995

Enable Holdings, Inc.
(Formerly known as uBid.com Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	52-2372260
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

8725 W. Higgins Road, Suite 900, Chicago, Illinois 60631
(Address of principal executive offices and zip code)

Registrant’s telephone number including area code:
(773) 272-5000

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐        Accelerated filer    ☐      Non-accelerated filer  ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of August 14, 2008 was 18,446,116

TABLE OF CONTENTS

			Page
PART I	Financial Information
	Item 1.	Consolidated Condensed Financial Statements (Unaudited)
		Consolidated Condensed Balance Sheets (Unaudited) June 30, 2008 and December 31, 2007	3
		Consolidated Condensed Statements of Operations (Unaudited) Three months and Six months ended June 30, 2008 and 2007	4
		Consolidated Condensed Statement of Shareholders' Equity (Unaudited) Six months ended June 30, 2008	5
		Consolidated Condensed Statements of Cash Flows (Unaudited) Six months ended June 30, 2008 and 2007	6
		Notes to Consolidated Condensed Financial Statements	7-14
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-25
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4.	Controls and Procedures	25

PART II	Other Information
	Item 1.	Legal Proceedings	25
	Item 1A.	Risk Factors	25
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
	Item 3.	Default Upon Senior Securities	26
	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 5.	Other Information	26

	Signatures		27-32

Enable Holdings, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except par value data)
(Unaudited)

	June 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$4,800	$7,724
Restricted investments	212	212
Accounts receivable, less allowance for doubtful accounts of $467 and $215, respectively	1,284	648
Merchandise inventories, less reserve for obsolesence of $837 and $409, respectively	5,736	5,156
Prepaid expenses and other current assets	841	759

Total Current Assets	12,873	14,499

Property and Equipment, net	997	725
Purchased Intangible Assets, net	203	107

Total Assets	$14,073	$15,331

Liabilities and Shareholders' Equity

Current Liabilities
Due on credit line	$3,911	$-
Accounts payable	2,626	2,766
Accrued expenses:
Advertising	236	205
Other	1,236	1,194
Flooring facility	116	314

Total Current Liabilities	$8,125	$4,479

Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized as of June 30, 2008 and December 31, 2007; 18,446,116 and 18,197,783 shares issued and outstanding, respectively as of June 30, 2008 and December 31, 2007)	$20	$20
Treasury stock, 2,135,550 shares of common stock and 580,937 warrants at cost	(2,242)	(2,242)
Stock warrants	8,274	8,086
Additional paid-in-capital	37,518	37,248
Accumulated deficit	(37,622)	(32,260)

Total Shareholders' Equity	$5,948	$10,852

Total Liabilities and Shareholders' Equity	$14,073	$15,331

The accompanying notes are an integral part of these consolidated condensed financial statements.

Enable Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenues	$8,426	$13,663	$15,567	$23,270
Cost of Revenues	7,112	10,794	12,381	17,849

Gross Profit	1,314	2,869	3,186	5,421

Operating Expenses
General and administrative	3,418	3,326	7,171	6,348
Sales and marketing	799	1,131	1,294	2,200
Total operating expenses	4,217	4,457	8,465	8,548

Loss From Operations	(2,903)	(1,588)	(5,279)	(3,127)
Interest Expense	(95)	(98)	(158)	(210)
Interest Income	21	149	75	324
Other Income, net	-	-	-	60

Net Loss	$(2,977)	$(1,537)	$(5,362)	$(2,953)

Net Loss per share - Basic and Diluted	$(0.16)	$(0.08)	$(0.29)	$(0.15)
Weighted Average Shares - Basic and Diluted	18,325,786	18,761,005	18,310,951	19,542,826

The accompanying notes are an integral part of these consolidated condensed financial statements.

Enable Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

	Common Stock		Stock	Paid-in	Treasury Stock		Accumulated
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2007	18,197,783	$20	$8,086	$37,248	2,135,550	$(2,242)	$(32,260)	$10,852
Stock compensation expense	—	—	—	109	—	—	—	109
Net Loss	—	—	—	—	—	—	(2,385)	(2,385)
Balance, March 31, 2008	18,197,783	$20	$8,086	$37,357	2,135,550	$(2,242)	$(34,645)	$8,576
Stock compensation expense	—	—	—	114	—	—	—	114
Warrants issued for services	—	—	188	(156)	—	—	—	32
Common stock issuance	150,000	—	—	203	—	—	—	203
Net Loss	—	—	—	—	—	—	(2,977)	(2,977)
Balance, June 30, 2008	18,347,783	$20	$8,274	$37,518	2,135,550	$(2,242)	$(37,622)	$5,948

The accompanying notes are an integral part of these consolidated financial statements.

Enable Holdings, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(5,362)	$(2,953)
Adjustments to reconcile net loss to net cash used in Operating activities
Depreciation and amortization	309	409
Non-cash stock compensation expense	223	365
Warrants issued for services	32	-
Changes in assets and liabilities:
Accounts receivable	(636)	(304)
Merchandise inventories	(580)	(249)
Prepaid expenses and other current assets	(83)	152
Accounts payable	(140)	146
Accrued expenses	73	(479)

Net cash used in operating activities	(6,164)	(2,913)

Cash Flows From Investing Activities
Capital expenditures	(473)	(100)
Change in restricted investments	-	(2)

Net cash used in investing activities	(473)	(102)

Cash Flows From financing Activities
Change in flooring facility	(198)	827
Credit line borrowings	3,911	-
Common stock and warrant repurchase	-	(2,242)

Net cash provided by (used in) financing activities	3,713	(1,415)

Net Decrease in Cash and Cash Equivalents	(2,924)	(4,430)

Cash and Cash Equivalents, beginning of period	7,724	14,785

Cash and Cash Equivalents, end of period	$4,800	$10,355

Supplemented Cash Flow Disclosure
Cash paid for interest	$97	$95
Non-cash Investing Activity - Shares issued for domain name acquisition	203	-

The accompanying notes are an integral part of these consolidated condensed financial statements.

1. Basis of Presentation

Enable Holdings, Inc. and subsidiaries (the “Company”) has operated a leading online business to consumer and business to business auction marketplace that enables itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to the consumer and business customers primarily located in the United States. Through the Company’s website, located at www.ubid.com, the Company offers merchandise across a wide range of product categories including, but not limited to, computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

In the first quarter of 2008, the Company began transforming its business model to an asset recovery solution. Asset recovery is a rapidly growing industry with revenues of $38.5 billion in 2004 and is expected to climb to over $63.1 billion in 2008, according to D.F. Blumberg Associates Inc., a logistics research and consulting firm.

For manufacturers and retailers, the Company offers excess inventory asset recovery solutions. For consumers, the Company is a connection to excess name brand inventory. The Company has identified seven proprietary inventory selling solutions. These solutions are structured as separate operating divisions and include:

•	uBid.com – The Company’s historical auction site which has operated for ten years. This division will focus solely on auction format rather than the current auction and fixed price format.
•	RedTag.com – A fixed price internet site that is currently under development with an expected launch date in the third quarter of 2008.
•	RedTag Live – An inventory liquidation company dedicated to physical location sales. RedTag Live was launched in the beginning of the third quarter of 2008.
•
Dibu Trading Co. – A wholesale inventory liquidation company dedicated to Business-to-Business solutions. This division was formed in the fourth quarter of 2007 and dedicated staff was hired in the first quarter of 2008.

•
Commerce Innovations – A software service company which licenses auction software to third party companies. The Company is currently developing this hosted solution which is expected to launch in the middle of the third quarter of 2008.

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

2. Summary of Significant Accounting Policies

Since December 31, 2007, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2007 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the six months ended June 30, 2008.

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

Shipping and Handling Costs

Shipping costs that are billable to the customer are included in revenue and all shipping costs that are payable to vendors are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the quarters ended June 30, 2008 and 2007, were $153 and $126, respectively.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the six months ended June 30, 2008 and 2007 was approximately $223 and $365, respectively.

On February 19, 2008 the Company offered eligible employees the opportunity to exchange on a grant by grant basis, their outstanding eligible options for restricted stock rights.

Options eligible for the exchange in this offer were granted under the Company’s 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”) in 2005 and 2006 and had an exercise price per share greater than $2.00. Individuals that held 500 or fewer eligible options were cashed out.

The number of restricted stock rights granted in exchange for each eligible option surrendered was based upon an exchange ratio of 3 to 1. The 3 to 1 exchange ratio was determined based on the fair value of the eligible options which approximated the share price at a 3 to 1 conversion rate. The incremental stock compensation expense resulting from the offer is $109 to be amortized over the remaining life of the original options granted of approximately 2.5 years.

Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 20 individuals that tendered 765,000 options for an aggregate of 255,000 restricted stock rights.

At June 30, 2008 and 2007 the Company had options to purchase 1,693,500 and 1,762,200 shares, respectively, of common stock outstanding to certain officers and other employees.

At June 30, 2008 the Company had restricted stock rights outstanding of 253,333, of which 98,333 are vested. There were no restricted stock rights outstanding at June 30, 2007.

On March 25, 2008, the Company issued warrants to purchase 90,000 shares of its common stock to an unrelated investor relations company. The warrants are exercisable for 10 years at the exercise price of $0.55, $1.20 and $4.50, for each tranche of 30,000 warrants, respectively. These warrants were issued for services to be provided over a period of time, as indicated in the agreement and the Company expensed the entire fair value of these warrants ($32) during the quarter ended June 30, 2008. The fair value was determined in accordance with the Black-Scholes model using an expected volatility of 68%, risk free interest rate of 5% and the warrants expiration of approximately 10 years from the date of issuance.

The compensation costs charged against income was $114 and $127 for the three months ended June 30, 2008 and 2007, respectively. Compensation costs are included in general and administrative expenses in the consolidated Condensed Statement of Operations.

Intangibles

On June 13, 2008, the Company agreed with the Petters Group Worldwide, LLC, a holder of greater than 5% of our voting common stock, for the purchase of an internet domain name or Universal Resource Locator or URL, www.redtag.com, in exchange for 150,000 shares of our common stock. The URL has an indefinite useful life and thus in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the intangible asset need not be amortized. Each reporting period, the Company will evaluate the useful life of the intangible asset to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed.

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

June 30,	2008	2007
Shares subject to stock warrants	3,412,398	3,232,939
Shares subject to stock options	1,693,500	1,762,200
	5,105,898	4,995,139

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

On April 25, 2007, the Company entered into a stock repurchase agreement with a group of private investors under common management to repurchase 2,135,550 shares of the Company’s common stock and warrants to purchase 580,937 shares of the Company’s common stock held by such private investors at a combined price of $1.05 for the company stock and for the warrants for an aggregate purchase price of $2,242,000. These shares and warrants repurchased in this privately negotiated transaction were originally acquired by the private investors in the Company’s private placement that initially closed on December 29, 2005. The repurchase represented 11% of the common stock and warrants outstanding.

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

A total of 2,500,000 shares of common stock have been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, expires and is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life.

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

The number of restricted stock rights to be granted in exchange for each eligible option surrendered was based upon an exchange ratio of 3 to 1. The 3 to 1 exchange ratio was determined because at the origination of the offer the fair value of the eligible options approximated the share price at a 3 to 1 conversion rate. The incremental stock compensation expense resulting from the offer is $109 to be amortized over the remaining life of the original options granted.

Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 20 individuals that tendered 765,000 options for an aggregate of 255,000 restricted stock rights, of which 98,333 are vested.

At June 30, 2008 the Company had restricted stock rights outstanding of 253,333, due to the forfeiture of 1,667 unvested stock rights during the quarter ended June 30, 2008. There were no restricted stock rights outstanding at June 30, 2007.

Restricted Stock Rights
Outstanding at 3/31/2008	255,000
Granted	-
Exercised	-
Forfeited	1,667
Outstanding at 6/30/2008	253,333

Vested and Exercisable at 6/30/2008	98,333

At June 30, 2008 and 2007 the Company had options to purchase 1,693,500 and 1,762,200 shares, respectively, of common stock outstanding to certain officers and other employees.

The compensation costs charged against income was $114 and $127 for the three months ended June 30, 2008 and 2007, respectively. Compensation costs are included in general and administrative expenses in the consolidated Condensed Statement of Operations.

None of the Incentive Awards granted under the 2005 Equity Incentive Plan were issued for cash consideration collected from the participants. The Incentive Awards were granted to participants in the 2005 Equity Incentive Plan on the basis of services to be provided to the Company by the participants.

The fair value of the options awarded for the six months ended June 30, 2008 and 2007, were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk -free interest rate	5.0%	5.0%	5.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.0%	68.0%	68.0%	68.0%
Expected life (years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$0.56	$0.85	$0.51	$0.92
Estimated forfeiture rate	5%	5%	5%	5%

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

The following is a summary of all of the Company’s stock option activity:

		Weighted-average
	Shares under	exercise price per
	option	share
Outstanding at December 31, 2007	1,984,100	$2.68
Granted	214,000	0.74
Exercised	0.00	0.00
Surrendered	(31,100)	4.38
Converted	(765,000)	4.60
Outstanding at March 31, 2008	1,402,000	$1.30
Granted	296,500	0.92
Excercised	0.00	0.00
Surrendered	(5,000)	6.74
Outstanding at June 30, 2008	1,693,500	$1.22

Exercisable at June 30, 2008	131,625	$1.90

As of June 30, 2008 there was $1,898 of total unrecognized compensation cost related to the non-vested option awards and restricted stock under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 3.2 year remaining vesting period of the non-vested option awards. The total fair value of the option awards and restricted stock that were vested during the three months ended June 30, 2008 and 2007 was $145 and $224, respectively.

The following table summarizes information about stock options at June 30, 2008:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	June 30, 2008	Life	Price	June 30, 2008	Price
.01 - 2.00	1,619,500	9.3	$1.13	101,875	$1.46
2.01 - 4.00	62,000	8.4	$3.02	21,750	$2.98
4.01 - 6.00	11,000	7.5	$4.50	7,500	$4.50
6.01+	1,000	7.5	$6.15	500	$6.15
	1,693,500		$1.22	131,625	$1.90

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the period ended June 30, 2008 of $1.87 per share and the exercise price, multiplied by the number of in-the-money options) was $1,204. This amount will change based on changes in the fair market value of the Company’s common stock.

6. Note Payable – Bank

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to the Company of up to a maximum of $25.0 million. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the Company assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $125,000 if the Company terminates the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company is obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires the Company to pay a variety of other fees and expenses, including minimum annual interest of $120,000. The Company, as of June 30, 2008, had $35,000 in deferred financing fees being amortized over the life of the Credit Agreement. As of June 30, 2008, the effective loan rate was 8.25% and the Company had an outstanding balance of $3,911,000.

On July 25, 2008, Wells Fargo Bank notified the Company of the Company’s failure to meet the minimum excess availability requirement of $3.5 million. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that we demonstrate net earnings at the levels stated in the agreement. Due to the recent restructuring, the Company was unable to meet the covenants. Wells Fargo Bank has not elected to accelerate or call the loan at this point, but has put into effect the default interest rate of 11.25% on the outstanding balance of the loan.

In response to the notification of violation from Wells Fargo, the Company is currently evaluating several options; including, but not limited to, the payment of a waiver fee of $100,000 to Wells Fargo Bank along with resetting the covenants, complete the sale of 2.1 million shares of common stock held in treasury in a private offering, draw upon the Fusion Capital Equity Line or refinance the Wells Fargo credit facility with alternative lenders.

7. Segment Information

The Company is currently organized into four operating segments but is changing its business model as previously discussed in Note 1 (Basis of Presentation): Direct sales channel, uBid Certified Merchant (“UCM”) sales channel, Business to Business sales channel and Other. In classifying its operational entities into a particular segment, the Company segregated its operations with similar economic characteristics, products and services, customers and methods of distribution into distinct operating groups. Prior to March 31, 2007, all operating segments were aggregated into one reportable segment. The Company’s management reviews the four operating segments revenue and gross profits to evaluate segment performance and allocate resources. Operating expenses are not analyzed by segment.

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

	(Dollars in Thousands)
	Three months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Net Revenue
Direct	$4,671	$9,002	$8,166	$16,770
UCM	1,182	1,341	2,460	2,797
Business to Business	2,537	3,035	4,750	3,096
Other	36	285	191	607
Total	$8,426	$13,663	$15,567	$23,270

Gross Profit
Direct	$(190)	$873	$(138)	$1,633
UCM	1,182	1,341	2,460	2,797
Business to Business	286	370	673	384
Other	36	285	191	607
Total	$1,314	$2,869	$3,186	$5,421

Gross Profit %
Direct	-4.1%	9.7%	-1.7%	9.7%
UCM	100.0%	100.0%	100.0%	100.0%
Business to Business	11.3%	12.2%	14.2%	12.4%
Other	100.0%	100.0%	100.0%	100.0%
Total	15.6%	21.0%	20.5%	23.3%

8. Subsequent Events

On July 25, 2008, Wells Fargo Bank notified the Company of the Company’s failure to meet the minimum excess availability requirement of $3.5 million. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that we demonstrate net earnings at the levels stated in the agreement. Due to the recent restructuring, the Company was unable to meet the covenants. Wells Fargo Bank has not elected to accelerate or call the loan at this point, but has put into effect the default interest rate of 11.25% on the outstanding balance of the loan.

In response to the notification of violation from Wells Fargo, the Company is currently evaluating several options; including, but not limited to, the payment of a waiver fee of $100,000 to Wells Fargo Bank along with resetting the covenants, complete the sale of 2.1 million shares of common stock held in treasury in a private offering, draw upon the Fusion Capital Equity Line or refinance the Wells Fargo credit facility with alternative lenders.

On July 15, 2008 the Company signed a $10.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts between $60,000 to $1.0 million, depending on certain conditions set forth in the agreement, up to an aggregate of $10.0 million.

In consideration for entering into the agreement, upon execution of the common stock purchase agreement the Company issued to Fusion Capital 230,074 shares of the Company’s common stock as a commitment fee. Also, the Company will issue to Fusion Capital an additional 230,074 shares as a commitment fee pro rata as the Company receives the $10.0 million of future funding. The purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of the Company’s common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the price of the Company’s common stock is below $0.75 per share. The common stock purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement will be used to provide working capital to further implement the Company’s recently announced strategic change to focus on liquidating excess inventories.

The Company issued the initial 230,074 shares at the agreed upon price of $1.52 per share, determined based on the 20-day moving average as of the date the agreement was accepted. The Company will record the transaction in the quarter ended September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Enable Holdings, Inc. is a holding company for uBid, Inc., Dibu Trading Corp., RedTag, Inc., RedTag Live, Inc., Enable Payment Systems, Inc. and uSaas, Inc., our operating businesses. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “Enable,” “we,” “us,” and “our” refer to Enable Holdings, Inc. and our subsidiaries.

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

Our current business model provides value for consumers, manufacturers, distributors, retailers and other approved third party merchants. Consumers shop in a trustworthy and secure online marketplace and have the opportunity to bid their own prices on popular, brand-name products realizing product savings of generally 20% to 80% off retail prices. Our online marketplace provides merchants with an efficient and economical distribution channel for maximizing revenue on their merchandise. Merchants can monetize overstock and close-out inventory, expand their customer base and increase sales without compromising existing distribution channels.

Our business model currently consists of four distinct business channels: uBid Direct, UCM, Business to Business and Other.

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

In the first quarter of 2008, the Company began transforming its business model from a seller marketplace to an asset recovery solution. Asset recovery is a rapidly growing industry with revenues of $38.5 billion in 2004 and is expected to climb to over $63.1 billion in 2008, according to D.F. Blumberg Associates Inc., a logistics research and consulting firm.

As a result, the Company changed its business model from a seller marketplace to an inventory solutions company. The Company began restructuring its business operations in the first quarter of 2008 and continued implementing those changes in the second quarter of 2008. The Company, in combination with the following five restructured operating divisions has identified seven proprietary inventory selling solutions. These operating divisions include:

•	UBid.com – The Company’s historical auction site which has operated for ten years. This division will focus solely on auction format rather than the current auction and fixed price format.
•	RedTag.com – A fixed price internet site that is currently under development with an expected launch date in the third quarter of 2008.
•	RedTag Live – An inventory liquidation company dedicated to physical location sales. RedTag Live was launched in the beginning of the third quarter of 2008.
•
Dibu Trading Co. – A wholesale inventory liquidation company dedicated to Business-to-Business solutions. This division was formed in the fourth quarter 2007 and dedicated staff was hired in the first quarter of 2008.

•
Commerce Innovations – A software service company which licenses auction software to third party companies. The Company is currently developing this hosted solution which is expected to launch in the middle of the third quarter of 2008.

The Company’s financial results for the six months ended June 30, 2008 have been negatively impacted by the planned restructuring. To achieve the objective of becoming the leading excess inventory provider, the Company has made significant investments in increased staffing levels and information technology infrastructure. We have also made major changes to our traditional operations as we transition to the new business model.

As part of the restructuring efforts, we significantly reduced our marketing spending while realigning the marketing and advertising resources to better position them to each new operating division. The result was a significant decline in the visitor traffic to our website and decreased revenue volume. The visitor traffic in the quarter ended June 30, 2008 decreased 26.8% compared to the same period of the prior year.

The Company also made the strategic decision to eliminate outside advertisement on its website. Historically advertisement sales have added a revenue stream but have negatively impacted overall sales by redirecting visitor traffic from the Company’s website to competing websites. As a result of the elimination of advertisement sales, outside advertisement revenues decreased $416 or 68.5% in the six months ended June 30, 2008 compared to the same period in 2007.

The transition from an auction marketplace to an asset solutions company also required that operationally we improve the efficiency of our platform to enhance the user experience. The Company significantly decreased the number of listings, eliminating the unprofitable listings, while preparing to migrate fixed price listings to the RedTag platform based on the new business model. The number of listings in the quarter ended June 30, 2008 decreased by 73.2% compared to the quarter ended June 30, 2007. The reduction in the number of unprofitable listings improved our auction success rate and provides efficiencies to both buyers and sellers on our platform.

To further facilitate the restructuring of the business model we are in the process of implementing a new ERP system to enable us to expand both in the U.S. and internationally.

In line with the above changes, we have suffered increased losses compared to the prior year. The losses were consistent with management projections as we strategically transform the Company to a leading excess inventory solutions company. The Company expects all aspects of the new business model will be fully implemented by the end of 2008.

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

Auction Success Rate: The percentage of closed auctions that were successful and received at least one bid.

Approved UCM Program Vendors: Vendors that have gone through the approval process to sell merchandise through our website.

Reconciliation of GMS to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Direct	$5,523	$10,255	$9,550	$19,303
UCM	11,594	13,078	24,239	27,370
Business to Business	2,537	3,035	4,750	3,096
Total GMS (1)	$19,654	$26,368	$38,539	$49,769

Cancellations (2)	(3,240)	(3,258)	(6,663)	(5,935)

Backlog (3)	(443)	(791)	(443)	(791)

GAAP Entry (4)	6,913	7,836	13,787	11,383

Returns (5)	(327)	(379)	(664)	(690)

Net Sales	$8,426	$13,663	$15,567	$23,270

(1)	GMS	Total revenue in auctions closed and Business to Business transactions
(2)	Cancellations	Auctions that will not be shipped due to credit and other issues
(3)	Backlog	Auctions & orders pending review in credit & approved orders at warehouse pending shipment
(4)	GAAP Entry	Entry required to eliminate sales under revenue sharing and commission arrangements under accounting principles generally accepted in the United States of America ("GAAP")
(5)	Returns	Credits issued to customers for return products and customer satisfaction and related reserves

	In Thousands except Average Order Value and Approved UCM Vendors
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2008	2008	2007	2007	2007	2007	2006	2006	2006
Measure
GMS (in thousands)
Direct	$8,061	$6,240	$9,646	$9,296	$13,289	$9,110	$12,477	$14,952	$19,735
uBid Certified Merchant	11,593	12,645	13,307	14,408	13,079	14,292	13,799	11,576	10,551
Total GMS	$19,654	$18,885	$22,953	$23,704	$26,368	$23,402	$26,276	$26,528	$30,286
Number of orders (in thousands)
Direct	20	15	21	20	29	21	24	23	37
uBid Certified Merchant	71	73	86	101	98	104	99	89	88
Total orders	91	88	107	121	127	125	123	112	125
Average Order Value
Direct	$242	$242	$370	$355	$336	$390	$424	$424	$416
uBid Certified Merchant	$151	$160	$142	$129	$119	$120	$126	$128	$110
Visitors (in thousands)	5,050	5,755	5,980	7,224	6,901	6,744	6,529	6,488	7,215
Bidders (in thousands)	198	181	173	218	231	235	239	211	255
Bidders to Visitors Percentage	3.9%	3.1%	2.9%	3.0%	3.3%	3.5%	3.7%	3.3%	3.5%
Auctions Closed (in thousands)	181	455	780	715	619	539	579	562	484
Auction Success (in thousands)	56	59	67	78	77	76	65	58	62
Auction Success rate	30.9%	13.0%	8.6%	10.9%	12.4%	14.1%	11.2%	10.3%	12.8%
Approved UCM Vendors	3,854	3,737	3,588	3,321	2,873	2,513	2,049	1,716	1,307

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

Our revenue is dependent in part on sales of products produced by or purchased from Sony Electronics, Inc. (“Sony”), Hewlett-Packard Company (“HP”), Recoupit, Inc.(“Recoupit”) and Always at Market, Inc.(“Always at Market”). The following table represents the respective vendors’ percentage of sales for the three months and six months ended June 30, 2008 and June 30, 2007. No other supplier represented more than 5% of our net revenues for any period presented.

	Three months ended		Six months ended
	June 30,		June 30,
Vendor	2008	2007	2008	2007
HP	40.2%	27.1%	39.5%	22.9%
Always at Market	7.1%	5.2%	6.9%	5.8%
Recoupit	3.2%	7.9%	3.9%	7.4%
Sony	3.2%	13.6%	3.0%	14.7%

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

	(Dollars in Thousands)
	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
Net Revenues:
Direct	$4,671	55.4%	$9,002	65.9%	$8,166	52.5%	$16,770	72.1%
UCM	1,182	14.0%	1,341	9.8%	2,460	15.8%	2,797	12.0%
Business to Business	2,537	30.1%	3,035	22.2%	4,750	30.5%	3,096	13.3%
Other	36	0.4%	285	2.1%	191	1.2%	607	2.6%
Total Net Revenues	8,426	100%	13,663	100%	15,567	100%	23,270	100%
Gross Profit:
Direct	(190)	(2.3)%	873	6.4%	(138)	(0.9)%	1,633	7.0%
UCM	1,182	14.0%	1,341	9.8%	2,460	15.8%	2,797	12.0%
Business to Business	286	3.4%	370	2.7%	673	4.3%	384	1.7%
Other	36	0.4%	285	2.1%	191	1.2%	607	2.6%
Total Gross Profit	1,314	15.6%	2,869	21.0%	3,186	20.5%	5,421	23.3%
General and administrative	3,418	40.6%	3,326	24.3%	7,171	46.1%	6,348	27.3%
Sales and marketing	799	9.5%	1,131	8.3%	1,294	8.3%	2,200	9.5%
Total operating expenses	4,217	50.0%	4,457	32.6%	8,465	54.4%	8,548	36.7%
Loss from operations	(2,903)	(34.5)%	(1,588)	(11.6)%	(5,279)	(33.9)%	(3,127)	(13.4)%
Interest Income / (Expense) & Other, Net	(74)	(0.9)%	51	0.4%	(83)	-0.5%	114	0.5%
Other Income / (Expense)	-	-%	-	-%	-	-%	60	0.0%
Net Loss	$(2,977)	(35.3)%	$(1,537)	(11.2)%	$(5,362)	(34.4)%	$(2,953)	(12.7)%

Comparison of Three Months ended June 30, 2008 and June 30, 2007

Net loss for the three months ended June 30, 2008 was $2,977 or $0.16 basic and diluted loss per share. For the three months ended June 30, 2007, the net loss was $1,537 or $0.08 basic and diluted loss per share. The net loss increased by $1,440 or 93.7% from the same period in the prior year.

Direct Channel: Direct channel sales decreased $4,331 or 48.1% to $4,671 for the three months ended June 30, 2008 compared to direct sales of $9,002 in the same period last year. In the current period the number of direct orders decreased 9,000 or 31.0% and the average order value decreased $94.00 or 28.0% to $242.00 per order.

The Direct channel gross profit decreased $1,063 or 121.8% for the three months ended June 30, 2008 compared to the same period in the prior year. The Direct channel gross profit percentage decreased 13.8% to a negative margin of 4.1% for the three months ended June 30, 2008 compared to 9.7% for the three months ended June 30, 2007.

As a result of decreased advertising, the number of direct orders decreased as compared to the quarter ended June 2007. The Company also eliminated unprofitable auctions to eliminate poor performing vendors and unprofitable product categories. The result of these changes was a reduction in auctions closed (181 in the quarter ended June 2008 compared to 619 in the quarter ended June 2007) but due to the realigned marketing and vendor resources, the Company’s auction success rate improved significantly to 30.9% from 12.5% in the quarters ended June 30, 2008 and June 30, 2007, respectively.

The gross profit margin was impacted by certain inventory purchases in the quarter ended June 2008. The Company purchased portable computers from various manufacturers but due to a shift in consumer demand for brand name merchandise, the computers were sold at a negative margin. The negative margin attributable to these computers totaled $215, for the quarter ended June 30, 2008.

UCM Channel: UCM revenues and gross profit decreased $159 or 11.9% to $1,182 for the three months ended June 30, 2008 compared to revenue and gross profit of $1,341 in the same period of the prior year. In the current period the number of UCM orders decreased 27,000 or 27.6% while the average order value increased $32.00 or 26.9% to $151.00 per order. The number of UCM vendors increased 981 or 34.1% to 3,854 vendors compared to 2,873 for the three months ended June 30, 2007.

The decrease in UCM orders and revenues is attributable to the improvements outlined above, where the Company realigned the marketing efforts and eliminated the unprofitable auctions and vendors, resulting in an improved auction success rate and a higher bidder to visitor percentage.

Business to Business: Business to Business revenues decreased $498 or 16.4 % for the three months ended June 30, 2008 compared to the same period in the prior year. Gross profit decreased $84 or 22.7% to $286 for the quarter ended June 30, 2008 compared to $370 for the quarter ended June 30, 2007. The gross profit percentage decreased to 11.3% for the three months ended June 30, 2008 compared to 12.2% in the same period of the prior year.

Included in the Business to Business results are revenues of $406 and gross profit of $137 from the live liquidation events held in two separate physical locations in the State of Florida.

Other Revenue: Other revenue and gross profit primarily comprised of online advertising revenue, decreased $249 or 87.4% for the three months ended June 30, 2008. The decrease was due to the strategic elimination of the advertisement revenue department. In the past, the Company sold advertising space on its website to various companies. Although this strategy added a revenue stream, it impacted sales on the Company’s website since it directed visitors away to competing websites. As a result of the elimination of advertisement revenue, visitors spent more time shopping on the Company’s website, as evidenced by the increased bidder to visitor percentage; 3.9% compared to 3.3% for the quarters ended June, 30 2008 and June 30, 2007, respectively.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the quarter ended June 30, 2008 were $4,217, a decrease of $240 or 5.4%, compared to the quarter ended June 30, 2007. Non recurring expenses incurred in the quarter ended June 30, 2008 consisted of $81 of recruiting fees, $30 in severance expenses and $32 in investor relations expense for which 90,000 warrants were issued as payment. The recruiting fees were primarily incurred as marketing staffing levels were increased to facilitate strategic marketing initiatives related to the Company’s restructuring plans.

The following table is a comparison of SG&A expenses:

	(Dollars in Thousands)
	Three Month Period Ended
SG&A Expenses:	June 30, 2008	June 30, 2007	Increase (Decrease)
Advertising	$478	$993	$(515)
Salary and benefits	1,604	1,245	359
Stock-based compensation	114	127	(13)
Facilities	73	122	(49)
Warehouse	201	185	16
Credit card fees	392	531	(139)
Telecommunications, hardware and storage	177	170	7
Legal, audit, insurance, and other regulatory fees	379	276	103
Depreciation & amortization	103	227	(124)
Bad debt	-	352	(352)
Consulting and outside services	261	174	87
Redtag Live	298	-	298
Dues & Subscriptions	31	3	28
Travel	57	48	9
Other SG&A	49	4	45
	$4,217	$4,457	$(240)

Expense increases are summarized as follows:

Salary and benefits expense increased $359 or 28.8% as the result of increased staff levels, primarily in information technology and marketing, $30 of severance and $81 in recruiting fees incurred in the quarter ended June 30, 2008. Stock based compensation decreased $13 due to the increased number of forfeited stock options during the three months ended June 30, 2008.

Warehouse expense increased $16 or 8.6% in the current quarter compared to the same period of the prior year, primarily due to the purchase of warehouse supplies, special warehouse receiving requirements and additional storage costs for the live liquidation events.

Telecommunications, hardware and storage expenses increased $7 or 4.1% as a result of price increases on maintenance contract renewals.

Legal, audit, insurance and other regulatory fees increased $103 or 37.3%. Legal fees increased $116 due to legal expense incurred in patent registrations, infringement defense and the tender offer made to eligible employees to convert eligible options to restricted stock rights. Accounting fees increased $62 primarily due to consulting costs incurred in the evaluation of a new ERP system. Insurance expense increased $62 as a $63 credit was received from prior carriers in the quarter ended June 30, 2007 and insurance coverage was increased in the current quarter.

Consulting and outside services expense increased $87 or 50.0% as new business initiatives were launched and outside services were brought in, including; outside services for the advertising department to facilitate a customer database segmentation project and to provide increased market research & analysis and, outside services for the IT department for software development and restructuring.

RedTag Live, the physical liquidation unit of the Company, was implemented in the first and second quarter of 2008 which resulted in an increase in operating expenses of $298 compared to the quarter ended June 30, 2007. These expenses related to the opening of a new facility for the RedTag Live division and consisted primarily of facility, payroll and advertising expenses.

The increases in expenses were offset by the following decreases:

Depreciation and amortization decreased by $124 or 54.6% primarily as the result of a $43 decrease in amortization of intangible assets. At June 30, 2008 the Bidville intangible asset was fully amortized.

As part of the Company’s restructuring, the Company realigned its marketing and advertising efforts to better position the Company to manufacturers, retailers and consumers. Advertising expense decreased $515 or 51.9% and visitor traffic decreased 1,851,000 or 26.8% as we continued to eliminate the least effective marketing efforts and continue to analyze and segment our database to optimize all future advertising campaigns. The cost per visitor decreased to $0.09 per visitor from $0.14 per visitor in the same period of the prior year. We have increased our advertising in the third quarter of 2008 realigning the resources to better fit the restructured company.

Facilities expense decreased $49 or 40.2% primarily due to the sublet of unused office space at our corporate office partially offset by physical store location rentals.

Credit card fees decreased $139 or 26.2%. The decrease is primarily due to lower sales volumes.

Other Expense: Net interest expense was $47 for the quarter ended June 30, 2008 compared to interest income of $91 for the quarter ended June 30, 2007. The increase in net interest expense is attributed to decreased cash equivalent balances and lower interest rates received in addition to an increased loan balance and borrowing costs under the terms of the credit facility.

Net Losses: The Company experienced a net loss of $2,977 or $0.16 per share for the quarter ended June 30, 2008 compared to a net loss of $1,537 or $0.08 per share for the quarter ended June 30, 2007.

Comparison of Six Months ended June 30, 2008 and June 30, 2007

Net loss for the six months ended June 30, 2008, was $5,362 or $0.29 basic and diluted loss per share. For the six months ended June 30, 2007, the loss was $2,953 or $0.15 basic and diluted loss per share. The loss increased by $2,409 or 81.6% from the same period in the prior year.

Direct Channel: Direct channel sales decreased $8,604 or 51.3% to $8,166 for the six months ended June 30, 2008 compared to Direct channel sales of $16,770 in the same period of the prior year. In the current period the number of direct orders decreased 15,000 or 30.0% and the average order value decreased by $242 or 33.3% per order.

The Direct channel gross profit decreased by $1,771 or 108.5% for the six months ended June 30, 2008 compared to the prior year. The Direct channel gross profit percentage decreased 11.4% to a negative margin of 1.7% for the six months ended June 30, 2008 compared to 9.7% for the six months ended June 30, 2007.

As a result of decreased advertising, the number of direct orders decreased as compared to the six months ended June 30, 2007. The Company also eliminated unprofitable auctions to eliminate unsuccessful vendors but added certified vendors to the list. The result of these changes was a reduction in auctions closed (636 in six months ended June 2008 compared to 1,158 in six months ended June 30, 2007) but due to the realigned marketing and vendor resources, the Company’s auction success rate improved to 18.1% from 13.2%, for the six months ended June 30, 2008 and June 30, 2007, respectively.

The gross profit margin was impacted by certain inventory purchases in the six months ended June 30, 2008. The Company purchased portable computers from various manufacturers but due to a shift in consumer demand for brand name merchandise, the computers were sold at a negative margin. The negative margin attributable to these computers totaled $215, for the six months quarter ended June 30, 2008.

UCM Channel: UCM revenues and gross profit decreased $337 or 12% to $2,460 for the six months ended June 30, 2008 compared to revenue and gross profit of $2,797 in the same period of the prior year. In the current period the number of UCM orders decreased 58,000 or 28.7% while the average order value increased by $72.0 or 30.1% per order. The number of UCM vendors increased 2,205 or 41.0% to 7,591 vendors compared to 5,386 for the six months ended June 30, 2007.

The decrease in UCM orders and revenues is attributable to the improvements outlined above, where the Company realigned the marketing efforts and eliminated the unprofitable auctions and vendors, resulting in an improved auction success rate and a higher bidder to visitor percentage.

Business to Business: Business to Business revenues increased $1,654 or 53.4% for the six months ended June 30, 2008 compared to the same period in the prior year. Gross profit increased $289 or 75.3% to $673 for the six months ended June 30, 2008 compared to $384 for the six months ended June 30, 2007. The gross profit percentage increased to 14.2% for the six months ended June 30, 2008 compared to 12.4% in the same period of the prior year. Included in the Business to Business results are revenues of $1,086 and gross profit of $377 from the live liquidation events held in three separate physical locations in State of Florida.

Other Revenue: Other revenue and gross profit primarily comprised of online advertising revenue decreased $416 or 68.5% for the six months ended June 30, 2008. The decrease was due to the strategic elimination of the advertisement revenue department. In the past, the Company sold advertising space on its website to various companies. Although this strategy added a revenue stream, it impacted sales on the Company’s website since it directed visitors away to competing websites. As a result of the elimination of advertisement revenue, visitors spent more time shopping on the Company’s website, as evidenced by the increased bidder to visitor percentage; 3.5% compared to 3.4% for the six months ended June, 30 2008 and June 30, 2007, respectively.

Sales and Marketing, General and Administrative Expenses: SG&A expenses for the six months ended June 30, 2008 were $8,465, a decrease of $83 or 1.0%, compared to the six months ended June 30, 2007. Non recurring expenses incurred in the six months ended June 30, 2008 consisted of $206 of recruiting fees, $114 in severance expense and $32 in investor relations expense for which 90,000 warrants were issued as payment. The recruiting fees were primarily incurred as marketing staffing levels were increased to facilitate strategic marketing initiatives related to the Company’s restructuring plans.

The following table is a comparison of SG&A expenses:

	(Dollars in Thousands)
	Six Month Period Ended
SG&A Expenses:	June 30, 2008	June 30, 2007	Increase (Decrease)
Advertising	$775	$1,961	$(1,186)
Salary and benefits	3,336	2,522	814
Stock-based compensation	223	365	(142)
Facilities	147	265	(118)
Warehouse	391	360	31
Credit card fees	793	1,043	(250)
Telecommunications, hardware and storage	347	324	23
Legal, audit, insurance, and other regulatory fees	722	423	299
Depreciation & amortization	309	409	(100)
Bad debt	-	352	(352)
Consulting and outside services	510	343	167
Redtag Live	627	-	627
Dues & Subscriptions	56	8	48
Travel	131	69	62
Other SG&A	98	104	(6)
	$8,465	$8,548	$(83)

Expense increases are summarized as follows:

Salary and benefits expense increased $814 or 32.3% as a result of increased staff levels in information technology and marketing, as overall headcount increased to 82 employees from 77 in prior year. The remaining increase in salary and benefits is primarily attributable to an increase of $114 of severance and $206 in recruiting fees incurred in the six months ended June 30, 2008.

Stock based compensation decreased $142 due to the increased number of forfeited stock options during the six months ended June 30, 2008.

Warehouse expense increased $31 or 8.6% primarily driven by increased Business to Business sales volume in the current period compared to the same period of the prior year.

Telecommunications, hardware and storage expenses increased $23 as a result of price increases on maintenance contract renewals.

Legal, audit, insurance and other regulatory fees increased $299 or 70.7%. Legal fees increased $115 due to legal expense incurred in patent registrations, infringement defense and the tender offer made to eligible employees to convert eligible options to restricted stock rights. Accounting fees increased $72 primarily due to consulting costs incurred in the evaluation of a new ERP system. Insurance expense increased $61 as a $63 credit was received from prior carriers in the six months ended June 30, 2007 and insurance coverage was increased in the current quarter.

Consulting and outside services expense increased $167 or 48.7% as new business initiatives were launched and outside services were brought in, including; outside services for the advertising department to facilitate a customer database segmentation project and to provide increased market research & analysis and, outside services for the IT department for software development and restructuring.

RedTag Live, the physical liquidation unit of the Company, was implemented in 2008 which resulted in an increase of $627 of expenses compared to the six months ended June 30 2007. These expenses related to the opening of a new facility for the RedTag Live division and consisted primarily of facility, payroll and advertising expenses.

The increases in expenses were offset by the following decreases:

Depreciation and amortization decreased by $100 or 24.4% primarily as the result of a $118 decrease in amortization of intangible assets, offset by an increase in depreciation of $18. At June 30, 2008 the Bidville intangible asset was fully amortized.

As part of the Company’s restructuring, we realigned our marketing efforts to better position the Company to manufacturers, retailers and the consumers. Advertising expense decreased $1,186 or 60.5% and visitor traffic decreased 2,840,000 or 20.9% as we continued to eliminate the least effective marketing efforts and continue to analyze and segment our database to optimize all future advertising campaigns. The cost per visitor decreased to $0.07 per visitor from $0.14 per visitor in the same period of the prior year. We have increased our advertising in the third quarter of 2008 realigning the resources to better fit the restructured company.

Facilities expense decreased $118 or 44.6% primarily due to the sublet of unused office space at our corporate office partially offset by physical store location rentals.

Credit card fees decreased $250 or 24.0%. The decrease is primarily due to lower sales volumes.

Other Expense: Net interest expense was $35 for the six months ended June 30, 2008 compared to interest income of $186 for the six months ended June 30, 2007. The increase in net interest expense is attributed to decreased cash equivalent balances and lower interest rates received in addition to an increased balance and borrowing costs under the terms of the credit facility.

Net Losses: The Company experienced a net loss of $5,362 or $0.29 per share for the six months ended June 30, 2008 compared to a net loss of $2,953 or $0. 15 per share for the six months ended June 30, 2007.

Liquidity and Capital Resources

Historically, our primary sources of capital have been cash flow from operations and loans from affiliated parties. More recently, our primary sources of cash flow have been from operations and the $29.5 million raised in the December 29, 2005 private offering of our common stock and warrants.

Net cash used in operating activities for the six months ended June 30, 2008 was $6,164 compared to $2,913 used in the six months ended June 30, 2007. The net cash used in operating activities in 2008 increased primarily due to the increase in net loss, increase in cash used of $580 for inventory purchases and a $636 increase in accounts receivable. Also contributing to the increases in cash used was a $83 increase in prepaid expenses and a $140 decrease in accounts payable. Partially offsetting the increases in cash used was a $73 increase in accrued expenses. The increase in inventories is intended to increase products available for auction. Accounts receivable increased $636 primarily due to the increase in credit card receivables and increased open account sales in the Business to Business sales channel. The increase in credit card receivables is attributable to the timing of the payments by the credit card processing companies, which creates a lag between the sale date and the receipt of proceeds from the credit card processing companies.

Net cash used in investing activities was $473 for the six months ended June 30, 2008 due primarily to the purchase of property and equipment. Net cash used in investing activities was $102 for the period ended June 30, 2007. The increase in purchases of property and equipment for the six months ended June 30, 2008 related primarily to hardware and software purchases as IT infrastructure investment increased for the six months ended June 30, 2008.

Net cash provided by financing activities was $3,713 for the six months ended June 30, 2008, compared to the net cash used of $1,415 for the same period last year. The cash inflow in 2008 is due to advances on the Wells Fargo Credit Agreement of $3,911 offset by $198 of inventory purchases financed through the flooring facility.

The non-cash investment transaction relates the purchase of the redtag.com URL which accounted for $203 for the six months ended June 30, 2008. This transaction is discussed in the intangibles section in Note 1, Basis of Presentation.

On May 9, 2006, we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for advances to us of up to a maximum of $25.0 million. The amount actually available to the Company will vary from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements are secured by all of the our assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount is available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement bear interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $125,000 if we terminate the Credit Agreement during the third year. The Credit Agreement requires us, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, we are obligated contractually by a restrictive lock box arrangement. The Credit Agreement also requires us to pay a variety of other fees and expenses, including minimum annual interest of $125,000. As of June 30, 2008 we had $35,000 in deferred financing fees being amortized over the life of the Credit Agreement. As of June 30, 2008, the effective loan rate was 8.25%, we had an outstanding balance of $3,911,000.

On July 25, 2008, Wells Fargo Bank notified the Company of the Company’s failure to meet the minimum excess availability requirement of $3.5 million. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that we demonstrate net earnings at the levels stated in the agreement. Due to the recent restructuring, the Company was unable to meet the covenants. Wells Fargo Bank has not elected to accelerate or call the loan at this point, but has put into effect the default interest rate of 11.25% on the outstanding balance of the loan.

In response to the notification of violation from Wells Fargo, the Company is currently evaluating several options; including, but not limited to, the payment of a waiver fee of $100,000 to Wells Fargo Bank along with resetting the covenants, complete the sale of 2.1 million shares of common stock held in treasury in a private offering, draw upon the Fusion Capital Equity Line or refinance the Wells Fargo credit facility with alternative lenders.

We believe that the above options in conjunction with the current working capital, cash flows from operations and availability under our new equity facility, discussed below, will be adequate to support our current operating plans for at least the next 12 months.

On July 15, 2008 the Company signed a $10.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. The Company expects to file the registration statement by August 28, 2008. After the SEC has declared effective the registration statement related to the transaction, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts between $60,000 to $1.0 million, depending on certain conditions set forth in the agreement, up to an aggregate of $10.0 million.

In consideration for entering into the agreement, upon execution of the common stock purchase agreement the Company issued to Fusion Capital 230,074 shares of the Company’s restricted common stock as a commitment fee. Also, the Company will issue to Fusion Capital an additional 230,074 shares as a commitment fee pro rata as the Company receives the $10.0 million of future funding. The purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of the Company’s common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the price of the Company’s common stock is below $0.75 per share. The common stock purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement will be used to provide working capital to further implement the Company’s recently announced strategic change to focus on liquidating excess inventories.

The Company issued the initial 230,074 shares at the agreed upon price of $1.52 per share, determined based on the 20-day moving average as of the date the agreement was accepted. The Company will record the transaction in the quarter ended September 30, 2008.

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

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the compliance committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended June 30, 2008, options to purchase an aggregate of 296,500 shares of the Company’s common stock were granted to individuals, all employees of Enable. Options to purchase an aggregate of 600,000 shares at $1.14 per share were granted on September 21, 2007. The options have a term of ten years and vest over a three to four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Effective August 8, 2008, the Company changed its name to Enable Holdings, Inc. from uBid.com Holdings, Inc. The amendment to the Company’s certificate of incorporation was filed with the Secretary of State of the State of Delaware on August 4, 2008.

The name change was recommended by unanimous consent of the Company’s Board of Directors on July 14, 2008, and was approved by the written action of the Company’s stockholders owning more than a majority of the outstanding shares of the Company’s common stock. In connection with such name change, the Company’s ticker symbol on the NASDAQ OTC bulletin board has been changed to ENAB.OB, effective August 12, 2008.

ITEM 6. EXHIBITS

See Exhibit Index on the following page.

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2008.

ENABLE HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr.
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)