Form 10-Q
period 2008-09-30
Enable Holdings, Inc.
filed 2008-11-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of November 4, 2008 was 18,676,190.

ENABLE HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except per value per share)

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,998	$7,724
Restricted investments	212	212
Accounts receivable, less allowance for doubtful accounts of $750 and $467, respectively	614	648
Merchandise inventories, less reserve for obsolesence of $500 and $409, respectively	3,766	5,156
Prepaid expenses and other current assets	982	759

Total Current Assets	10,572	14,499

Property and Equipment, net	1,643	725
Purchased Intangible Assets, net	203	107

Total Assets	$12,418	$15,331

Liabilities and Shareholders' Equity

Current Liabilities
Due on credit line	$4,550	$-
Accounts payable	4,177	2,766
Accrued expenses:
Advertising	243	205
Other	1,458	1,194
Flooring facility	285	314

Total Current Liabilities	$10,713	$4,479

Shareholders' Equity
Common stock, $.001 par value (200,000,000 shares authorized as of September 30, 2008 and December 31, 2007; 18,676,190 and 18,197,783 shares issued and outstanding, respectively as of September 30, 2008 and December 31, 2007)	$20	$20
Treasury stock, 2,135,550 shares of common stock	(2,242)	(2,242)
Stock warrants	8,274	8,086
Additional paid-in-capital	37,960	37,248
Accumulated deficit	(42,307)	(32,260)

Total Shareholders' Equity	$1,705	$10,852

Total Liabilities and Shareholders' Equity	$12,418	$15,331

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Operations
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenues	$8,917	$9,720	$24,484	$32,990
Cost of Revenues	(8,428)	(7,533)	(20,809)	(25,382)

Gross Profit	489	2,187	3,675	7,608

Operating Expenses
General and administrative	3,916	3,313	11,087	9,661
Sales and marketing	1,059	1,117	2,353	3,317
Total operating expenses	4,975	4,430	13,440	12,978

Loss From Operations	(4,486)	(2,243)	(9,765)	(5,370)
Interest Expense	(219)	(83)	(377)	(294)
Interest Income	20	133	95	458
Other Income, net	-	-	-	60

Net Loss	$(4,685)	$(2,193)	$(10,047)	$(5,146)

Net Loss per share -Basic and Diluted	$(0.25)	$(0.12)	$(0.55)	$(0.27)
Weighted Average Shares -Basic and Diluted	18,638,678	18,197,783	18,387,426	19,089,551

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock		Stock	Paid-in	Treasury Stock		Accumulated
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total

Balance, December 31, 2007	18,197,783	$20	$8,086	$37,248	2,135,550	$(2,242)	$(32,260)	$10,852
Stock compensation expense	-	-	-	109	-	-	-	109
Net Loss	-	-	-	-	-	-	(2,385)	(2,385)
Balance, March 31, 2008	18,197,783	$20	$8,086	$37,357	2,135,550	$(2,242)	$(34,645)	$8,576
Stock compensation expense	-	-	-	114	-	-	-	114
Warrants issued for services	-	-	188	(156)	-	-	-	32
Common stock issuance[1]	150,000	-	-	203	-	-	-	203
Net Loss	-	-	-	-	-	-	(2,977)	(2,977)
Balance, June 30, 2008	18,347,783	$20	$8,274	$37,518	2,135,550	$(2,242)	$(37,622)	$5,948
Stock compensation expense	-	-	-	92	-	-	-	92
Common stock issuance[2]	230,074	-	-	350	-	-	-	350
Common stock issuance[3]	98,333	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(4,685)	(4,685)
Balance, September 30, 2008	18,676,190	$20	$8,274	$37,960	2,135,550	$(2,242)	$(42,307)	$1,705

1  150,000 shares of common stock issued for the acquisition of www.redtag.com URL at $1.35/share.
2 230,074 shares of common stock issued to Fusion Capital Fund II LLC at $1.52/share.
3 98,333 shares of restricted common stock issued in exchange for previously issued stock options. 765,000 stock options were converted into a total of 255,000 shares of restricted common stock, 98,333 of which are vested as of September 30, 2008. The stock options were cancelled upon issuance of such restricted common stock.

The accompanying notes are an integral part of these consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(10,047)	$(5,146)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	419	642
Non-cash stock compensation expense	315	365
Warrants issued for services	32	-
Changes in assets and liabilities:
Accounts receivable	33	(70)
Merchandise inventories	1,390	(947)
Prepaid expenses and other current assets	127	350
Accounts payable	1,411	1,300
Accrued expenses and other liabilities	302	5

Net cash used in operating activities	(6,018)	(3,501)

Cash Flows From Investing Activities
Capital expenditures	(1,229)	(158)
Change in restricted investments	-	2

Net cash used in investing activities	(1,229)	(156)

Cash Flows From financing Activities
Change in flooring facility	(29)	490
Credit line borrowings	4,550	-
Common stock and warrant repurchase	-	(2,242)

Net cash provided by (used in) financing activities	4,521	(1,752)

Net Decrease in Cash and Cash Equivalents	(2,726)	(5,409)

Cash and Cash Equivalents, beginning of period	7,724	14,785

Cash and Cash Equivalents, end of period	$4,998	$9,376

Supplemented Cash Flow Disclosure
Cash paid for interest	$171	$205
Non-cash Investing Activity[1]	203	-

1Issuance of common stock for www.RedTag.com URL

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

Enable Holdings, Inc. and subsidiaries (the “Company”) has operated a leading online business-to-consumer and business–to-business marketplace that enables itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, recertified and limited supply brand name merchandise to the consumer and business customers primarily located in the United States. Through the Company’s online market place, located at www.ubid.com and www.redtag.com, the Company offers merchandise across a wide range of product categories including, but not limited to, computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

In the first quarter of 2008, the Company began transforming its business model to an asset recovery solution. Asset recovery is a rapidly growing industry with revenues of $38.5 billion in 2004 and is expected to climb to over $63.1 billion in 2008, according to Blumberg Advisory Group, Inc., a logistics research and consulting firm.

For manufacturers and retailers, the Company offers excess inventory asset recovery solutions. For consumers, the Company is a connection to excess name brand inventory through the Company’s seven proprietary inventory selling solutions. The seven proprietary selling solutions are utilized within the following five operating divisions:

•	uBid.com– The Company’s historical auction site which has operated for ten years. This division focuses solely on auction format.
•	RedTag.com– A fixed price internet site offering reduced shipping on all merchandise, launched in August 2008.
•	RedTag Live– An inventory liquidation company dedicated to physical location sales. RedTag Live was launched in the third quarter of 2008 and held successful Labor Day and Columbus Day sales events.
•
Dibu Trading Co.– A wholesale inventory liquidation company dedicated to Business-to-Business solutions. This division was formed in the fourth quarter of 2007 and dedicated staff was hired in the first quarter of 2008.

•
Commerce Innovations– A software service company which licenses auction software to third party companies. The Company is currently developing this hosted solution which is expected to launch in the first quarter of 2009.

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

Note 2. Summary of Significant Accounting Policies

Since December 31, 2007, none of the critical accounting policies, or the Company’s application thereof, as more fully described in the Company’s 2007 Annual Report, has significantly changed. Certain critical accounting policies have been presented below due to the significance of related transactions during the nine months ended September 30, 2008.

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

Shipping and Handling Costs

Shipping costs that are billable to the customer are included in revenue and shipping costs that are payable to vendors are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the quarters ended September 30, 2008 and 2007, were $237,000 and $189,000, respectively.

Intangibles

On June 13, 2008, the Company entered into an agreement with a holder of greater than 5% of the Company’s voting common stock, for the purchase of an internet domain name or Universal Resource Locator or URL, www.redtag.com, in exchange for 150,000 shares of the Company’s common stock. The URL has an indefinite useful life and thus in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the intangible asset need not be amortized. Each reporting period, the Company will evaluate the useful life of the intangible asset to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed. No impairment was recorded at September 30, 2008.

Note 3. Net Loss per Share (“EPS”)

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

September 30,	2008	2007
Shares subject to stock warrants	3,412,398	3,232,939
Shares subject to stock options	1,705,000	1,924,800
	5,117,398	5,157,739

The EPS for the three months ended September 2008 and 2007 was $(0.25) and $(0.12), respectively.

Note 4. Private Offerings

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

On July 15, 2008 the Company signed a $10.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, as long as the Company’s common stock is trading above $0.75 per share, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60,000 to $1.0 million, depending on certain conditions set forth in the agreement, up to an aggregate of $10.0 million.

In consideration for entering into the agreement, upon execution of the common stock purchase agreement the Company issued to Fusion Capital 230,074 shares of the Company’s common stock as a commitment fee. Also, the Company will issue to Fusion Capital an additional 230,074 shares as a commitment fee pro-rata as the Company receives the $10.0 million of future funding. The purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of the Company’s common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the price of the Company’s common stock is below $0.75 per share. The common stock purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement will be used to provide working capital to further implement the Company’s recently announced strategic change to focus on liquidating excess inventories.

The Company issued the initial 230,074 shares as a commitment fee, at the agreed upon price of $1.52 per share, determined based on the 20-day moving average as of the agreement acceptance date of June 25, 2008. The Company filed the registration statement on September 5, 2008 and recorded the common stock transaction in the quarter ended September 30, 2008. In a letter dated October 3, 2008, the SEC notified the Company that the S-1 registration statement has been selected for review. The Company will begin amortization of the fair value of the common stock issuance once the registration statement has been declared effective by the SEC.

Note 5. Stock Based Compensation

The Company’s 2005 Equity Incentive Plan (“2005 Equity Incentive Plan”) is an equity-based compensation plan in-place to provide incentives, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock (collectively, “Incentive Awards”) to present and future employees, consultants, directors, and other third party service providers.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (stock options and restricted stock) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

Stock options

Stock option activity under the Company’s 2005 Equity Incentive Plan for the nine-months ended September 30, 2008 is summarized as follows:

		Weighted-Average
	Shares	exercise price per share
Outstanding at December 31, 2007	1,984,100	$2.68
Granted	214,000	0.74
Exercised	-	-
Forfeited/Cancelled/Surrendered	(31,100)	4.38
Converted	(765,000)	4.60
Outstanding at March 31, 2008	1,402,000	1.30
Granted	296,500	0.92
Exercised	-	-
Forfeited/Cancelled/Surrendered	(5,000)	6.74
Outstanding at June 30, 2008	1,693,500	1.22
Granted	19,000	2.57
Exercised	-	-
Forfeited/Cancelled/Surrendered	(7,500)	1.54
Outstanding at September 30, 2008	1,705,000	$1.30

Exercisable at September 30, 2008	279,500	$1.44

The fair value of the stock options granted under the Company’s 2005 Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk - free interest rate	5.0%	5.0%	5.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.0%	68.0%	68.0%	68.0%
Expected life (years)	6.0	6.0	6.0	6.0
Weighted average grant date fair value	$1.68	$0.71	$0.95	$0.77
Estimated forfeiture rate	5.0%	31.8%	5.0%	31.8%

The risk-free interest rate is based on the U.S. Treasury Bill rates. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to do so in the foreseeable-future. Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The following table summarizes additional information regarding outstanding and exercisable options at September 30, 2008.

	Outstanding		Exercisable
	Number	Weighted	Number	Weighted
	Outstanding at	Average	Exercisable at	Average
Exercise Price	September 30, 2008	Exercise Price	September 30, 2008	Exercise Price
.01 - 2.00	1,614,500	$1.13	257,750	$1.27
2.01 - 4.00	78,500	2.93	15,750	3.03
4.01 - 6.00	11,000	4.50	5,500	4.50
6.01+	1,000	6.15	500	6.15
	1,705,000	$1.30	279,500	$1.44

As of September 30, 2008 there was $1,843 of total unrecognized compensation cost related to the non-vested option awards and restricted stock under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the 3.2 year remaining vesting period of the non-vested option awards.

Restricted Stock

On February 19, 2008 the Company offered eligible employees the opportunity to exchange on a grant by grant basis, their outstanding eligible options for shares of restricted stock. Options eligible for the exchange in this offer were granted under the Company’s 2005 Equity Incentive Plan that were granted in 2005 and 2006 and had an exercise price per share that is greater than $2.00. Individuals that held 500 or fewer eligible options were cashed out.

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

The Company’s unvested restricted stock rights outstanding as of September 30, 2008 totaled 155,000, determined as follows:

Number of Shares
Outstanding at December 31, 2007	-
Granted	255,000
Forfeited	(1,667)
Vested	(98,333)
Unvested at September 30, 2008	155,000

Stock –based Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123(R), related to the 2005 Equity Incentive Plan for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	(Dollars in Thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock Options	$33	$-	$138	$365
Restricted Common Stock	59	-	177	-

Total Stock-based Compensation expense	$92	$-	$315	$365

The Company incurred no expense in the quarter ended September 2007 due to changes in the forfeiture rate during the quarter.

Note 6. Note Payable – Bank

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provided for advances to the Company of up to a maximum of $25.0 million. The obligations under the Credit Agreement and all related agreements were secured by all of the Company assets. The initial term of the Agreement was three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount was available for irrevocable, standby and documentary letters of credit. The Credit Agreement required a prepayment fee of $125,000 if the Company terminated the Credit Agreement during the third year. The Credit Agreement required the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company was obligated contractually by a restrictive lock box arrangement. The Credit Agreement also required the Company to pay a variety of other fees and expenses, including minimum annual interest of $120,000.

On July 25, 2008, Wells Fargo Bank notified the Company of the Company’s failure to meet the minimum excess availability requirement of $3.5 million. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that we demonstrate net earnings at the levels stated in the agreement. Due to the restructuring of the Company in 2008, the Company was unable to meet the covenants. The outstanding loan balance as of September 30, 2008 was $4.5 million.

On October 15, 2008, the Company paid-off the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement specified above. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50,000 and early termination fee of $125,000. Wells Fargo has also released its security interest in the Company’s collateral.

Note 7. Segment Information

The Company is organized into five operating segments but is changing its business model as previously discussed in Note 1 (Basis of Presentation): Direct sales channel, uBid Certified Merchant (“UCM”) sales channel, Business to Business sales channel, Live Events sales channel and Other. In classifying its operational entities into a particular segment, the Company segregated its operations with similar economic characteristics, products and services, customers and methods of distribution into distinct operating groups. Prior to March 31, 2007, all operating segments were aggregated into one reportable segment. The Company’s management reviews the five operating segments revenue and gross profits to evaluate segment performance and allocate resources. Operating expenses are not analyzed by segment.

For the Direct sales channel, the Company is responsible for conducting the auction or listing the fixed sale price for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing merchandise returns, collecting accounts receivable and assuming inventory risk.

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

For the Business to Business sales channel, the Company sells purchased product directly to other businesses. Revenues are recognized upon shipment.

Live Events consists of physical inventory liquidation sales held at various times during the year. The merchandise is owned by the Company and it is responsible for arranging for the sales facility, processing the orders and assuming the inventory risk.

All other revenues consist primarily of advertising revenue. Advertising revenues are derived principally from the sale of online advertisements. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company’s websites). Impressions are delivered over the term of the agreement where such agreements provide for minimum monthly, quarterly or annual advertising commitments.

The table below presents our Revenues and Gross profits as a percentage of total revenues and total gross profits.

	(Dollars in Thousands)
	Three months Ended September 30,				Nine months Ended September 30,
Net Revenue	2008		2007		2008		2007
Direct	$3,914	43.9%	$7,008	72.1%	$12,080	49.3%	$23,778	72.1%
UCM	1,011	11.3%	1,447	14.9%	3,471	14.2%	4,244	12.9%
Business to Business	2,708	30.4%	973	10.0%	7,458	30.5%	4,069	12.3%
Live Events	1,284	14.4%	-	0.0%	1,284	5.2%	-	-
Other	-	-	292	3.0%	191	0.8%	899	2.7%
Total	$8,917	100.0%	$9,720	100.0%	$24,484	100.0%	$32,990	100.0%

Gross Profit
Direct	$275	56.2%	$358	16.4%	$138	3.8%	$1,991	26.2%
UCM	1,011	206.7%	1,447	66.2%	3,471	94.4%	4,244	55.8%
Business to Business	(986)	(201.6)%	90	4.1%	(314)	(8.5)%	474	6.2%
Live Events	189	38.7%	-	-	189	5.1%	-	-
Other	-	-	292	13.4%	191	5.2%	899	11.8%
Total	$489	100.0%	$2,187	100.0%	$3,675	100.0%	$7,608	100.0%

Gross Profit %
Direct	7.0%		5.1%		1.1%		8.4%
UCM	100.0%		100.0%		100.0%		100.0%
Business to Business	(36.4)%		9.2%		(4.2%)		11.6%
Live Events	14.7%		-		14.7%		-
Other	-		100.0%		100.0%		100.0%
Total	5.5%		22.5%		15.0%		23.1%

Note 8. Subsequent Events

On October 9, 2008, the Company received a $400,000 bridge loan provided by an individual accredited investor. The bridge loan, due on January 9, 2009, is in the form of an Unsecured Debenture and bears interest at the rate of 18% per annum. In consideration, the investor received warrants to purchase an aggregate of 3,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The warrants are immediately exercisable for a period of 5 years from the agreement date. The investor may elect to convert the accrued and unpaid interest into the common stock of the Company. This $400,000 bridge loan was subsequently rolled into a $2 million bridge loan received on October 14, 2008, as described below.

On October 14, 2008, the Company received a $2.0 million bridge loan from a limited number of accredited investors, as described below:

•
$1.4 million bridge loan provided by an investor in the form of a Senior Secured Debenture. The debenture bears interest at the rate of 18% per annum and is due on January 14, 2009. In consideration, the investor received warrants to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share and warrants to purchase 14,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, for an aggregate of 21,000,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of 5 years from the agreement date. The investor may elect to convert the accrued and unpaid interest into the common stock of the Company. As mentioned above, the $400,000 bridge loan, dated October 9, 2008, was converted into the $1.4 million bridge loan, dated October 14, 2008. As part of the conversion, the investor did not have to surrender the initial 3,200,000 warrants issued by the Company as part of the October 9, 2008 agreement.

•
$600,000 bridge loan provided by an investor in the form of a Senior Secured Debenture. The debenture bears interest at the rate of 18% per annum and is due on January 14, 2009. In consideration, the investor received warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share and warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share for an aggregate of 9,000,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of 5 years from the agreement date. Prior to this loan, the investor owned greater than 10% of Company’s issued common stock.

On October 15, 2008, the Company utilized a portion of the bridge loan proceeds to pay-off the outstanding balance owed to Wells Fargo Bank, resulting in the termination of the Credit Agreement. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50,000 and early termination fee of $125,000. Wells Fargo has released its security interest in the Company’s collateral.

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

Overview

We operate a leading online marketplace and a fixed price website located at www.ubid.com and www.redtag.com, respectively. The two websites offer high quality excess, new, overstock, close-out, recertified and limited supply brand name merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to eliminate the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our marketplace offers brand-name merchandise from over 200 product categories including computer products, consumer electronics, apparel, house wares, watches, jewelry, travel, sporting goods, home improvement products and collectibles.

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

Our historical business model currently consists of five distinct business channels: uBid Direct, UCM, Business to Business, Live Events and Other.

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

As a result, the Company changed its business model from a seller marketplace to an excess inventory solutions company. The Company began restructuring its business operations in the first quarter of 2008 and continued implementing those changes through the third quarter of 2008. The seven proprietary selling solutions within the five operating divisions are:

•	uBid.com– The Company’s historical auction site which has operated for ten years. This division focuses solely on auction format.
•	RedTag.com– A fixed price internet site offering reduced shipping on all merchandise, launched in August 2008.
•	RedTag Live– An inventory liquidation company dedicated to physical location sales. RedTag Live was launched in the third quarter of 2008 and held successful Labor Day and Columbus Day sales events.
•
Dibu Trading Co.– A wholesale inventory liquidation company dedicated to Business-to-Business solutions. This division was formed in the fourth quarter of 2007 and dedicated staff was hired in the first quarter of 2008.

•
Commerce Innovations– A software service company which licenses auction software to third party companies. The Company is currently developing this hosted solution which is expected to launch in the first quarter of 2009.

The Company’s financial results for the nine months ended September 30, 2008 have been negatively impacted by the planned restructuring and the severe economic downturn. To achieve the objective of becoming the leading excess inventory provider, the Company has made significant investments in increased staffing levels and information technology infrastructure, particularly in the first six months of 2008. We have also made major changes to our traditional operations as we transition to the new business model.

As part of the restructuring efforts, we significantly reduced our marketing spending while realigning the marketing and advertising resources to better position them to each new operating division. The result was a significant decline in the visitor traffic to our website and decreased revenue volume. The visitor traffic in the quarter ended September 30, 2008 decreased 11.4% compared to the same period of the prior year.

The Company also made the strategic decision to eliminate outside advertisement on its website. Historically advertisement sales have added a revenue stream but have negatively impacted overall sales by redirecting visitor traffic from the Company’s website to competing websites. As a result of the elimination of advertisement sales, outside advertisement revenues decreased $708 or 78.8% in the nine months ended September 30, 2008 compared to the same period in 2007.

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

Visitors: A Visitor is a consumer or business that voluntarily clicks through to the website (uBid.com) using both online and offline advertising stimulus. Visitors don’t include third party site pops, pop-unders, or non converting impressions to the website. Examples of online marketing channels we advertise on are: affiliate banner networks, comparison shopping sites, paid and organic search engines, and email.

Bidders: A Bidder is a visitor that places a bid on an item up for auction on the website (uBid.com).

Visitors to Bidder Conversion: The percentage of visitors that bid on an auction item. We use this as a measure of the effectiveness of advertising.

Auctions Closed: A closed auction is an auction that has ended because it reached the scheduled closing time for that auction. Auctions closed include both successful auctions and auctions with no bids.

Auction Success: A successful auction is a closed auction that received at least one bid.

Auction Success Rate: The percentage of closed auctions that were successful and received at least one bid.

Approved UCM Program Vendors: Vendors that have gone through the approval process to sell merchandise through our website.

	(In Thousands except Average Order Value and Approved UCM Vendors)
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
	2008	2008	2008	2007	2007	2007	2007	2006	2006
Measure
GMS (in thousands)
Direct	$4,939	$5,523	$4,027	$8,458	$8,323	$10,254	$9,048	$11,008	$11,310
UCM	9,749	11,594	12,645	13,307	14,408	13,079	14,292	13,799	11,576
Business to Business	2,709	2,537	2,213	1,188	973	3,044	62	1,469	3,642
Total GMS	$17,397	$19,654	$18,885	$22,953	$23,704	$26,377	$23,402	$26,276	$26,528
Number of orders (in thousands)
Direct	18	20	15	21	20	29	21	24	23
uBid Certified Merchant	72	71	73	86	101	98	104	99	89
Total orders	90	91	88	107	121	127	125	123	112
Average Order Value
Direct	$258	$242	$242	$370	$355	$336	$390	$424	$424
uBid Certified Merchant	$126	$151	$160	$142	$129	$119	$120	$126	$128
Visitors (in thousands)	6,400	5,050	5,755	5,980	7,224	6,901	6,744	6,529	6,488
Bidders (in thousands)	204	198	181	173	218	231	235	239	211
Bidders to Visitors Percentage	3.2%	3.9%	3.1%	2.9%	3.0%	3.3%	3.5%	3.7%	3.3%
Auctions Closed (in thousands)	230	181	455	780	715	619	539	579	562
Auction Success (in thousands)	59	56	59	67	78	77	76	65	58
Auction Success rate	25.7%	30.9%	13.0%	8.6%	10.9%	12.4%	14.1%	11.2%	10.3%
Approved UCM Vendors	3,948	3,854	3,737	3,588	3,321	2,873	2,513	2,049	1,716

Revenue Source: We derive most of our revenue from sales of products to consumers and businesses as well as commission revenue earned for sales of merchandise under revenue sharing agreements with third party sellers. We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts our revenue drivers. Sales consist of orders placed through our uBid.com and restag.com websites, live sales events and direct business to business sales. We further generate revenue from shipping fees we charge our customers and advertising sales. We record our revenue net of returns and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, and other special promotions.

Our revenue is dependent in part on sales of products produced by or purchased from several vendors. The following table represents the respective vendors’ percentage of sales for the three months and nine months ended September 30, 2008 and September 30, 2007. No other supplier represented more than 5% of our net revenues for any period presented.

	Three months ended September 30,		Nine months ended September 30,
Vendor	2008	2007	2008	2007
Hewlett-Packard	30.5%	28.0%	36.9%	24.6%
Dealtree	6.9%	0.0%	4.3%	0.0%
Always at Market	5.7%	4.9%	6.5%	5.5%
Westinghouse	5.5%	0.0%	2.1%	0.0%
Sony	2.5%	6.1%	2.8%	11.9%
Recoupit	2.0%	8.4%	3.2%	7.8%
EHS	0.2%	6.4%	1.3%	3.0%

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

Reconciliation of (Gross Merchandise Sales) GMS to GAAP

	(Dollars in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Direct	$4,939	$8,323	$14,490	$27,626
UCM	9,749	14,408	33,988	41,778
Business to Business	2,709	973	7,458	4,069
Total GMS[1]	$17,397	$23,704	$55,936	$73,473

Cancellations[2]	(1,670)	(2,385)	(8,333)	(8,320)

Backlog[3]	(395)	(853)	(395)	(853)

Returns4/ Credits5/GAAP Entry[6]	6,043	4,635	18,722	14,537

Net Sales	$8,917	$9,720	$24,484	$32,990

1GMS	Total revenue in auctions closed and Business to Business transactions.
[2]Cancellations	Auctions that will not be shipped due to credit and other issues.
[3]Backlog	Auctions & orders pending review in credit & approved orders at warehouse pending shipment.
[4]Returns	Credits issued to customers for return products and related reserves.
[5]Credits	Miscellaenous credits issued to customers such as customer satisfaction .
6GAAP Entry	Entry required to eliminate sales under revenue sharing and commission arrangements under accounting principles generally accepted in the United States of America ("GAAP").

	(Dollars in Thousands)
	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
Net Revenues:				%				%
Direct	$3,914	$7,008	$(3,094)	(44.1)%	$12,080	$23,778	$(11,698)	(49.2)%
UCM	1,011	1,447	(436)	(30.1)%	3,471	4,244	(773)	(18.2)%
Business to Business	2,708	973	1,735	178.3%	7,458	4,069	3,389	83.3%
Live Events	1,284	-	1,284	0.0%	1,284	-	1,284	0.0%
Other	-	292	(292)	(100.0)%	191	899	(708)	(78.8)%
Total Net Revenues	8,917	9,720	(803)	(8.3)%	24,484	32,990	(8,506)	(25.8)%

Gross Profit:
Direct	275	358	(83)	(23.2)%	$138	1,991	(1,853)	(93.1)%
UCM	1,011	1,447	(436)	(30.1)%	3,471	4,244	(773)	(18.2)%
Business to Business	(986)	90	(1,076)	(1195.6)%	(314)	474	(788)	(166.2)%
Live Events	189	-	189	0.0%	189	-	189	0.0%
Other	-	292	(292)	(100.0)%	191	899	(708)	(78.8)%
Total Gross Profit	489	2,187	(1,698)	(77.6)%	3,675	7,608	(3,933)	(51.7)%

General and administrative	3,916	3,313	603	18.2%	11,087	9,661	1,426	14.8%
Sales and marketing	1,059	1,117	(58)	(5.2)%	2,353	3,317	(964)	(29.1)%
Total operating expenses	4,975	4,430	545	12.3%	13,440	12,978	462	3.6%
Loss from operations	(4,486)	(2,243)	(2,243)	100.0%	(9,765)	(5,370)	(4,395)	81.8%
Interest Income / (Expense) & Other, Net	(199)	50	(249)	(498.0)%	(282)	164	(446)	(272.0)%
Other Income / (Expense)	-	-	-	0.0%	-	60	(60.00)	0.0%

Net Loss	$(4,685)	$(2,193)	$(2,492)	113.6%	$(10,047)	$(5,146)	$(4,901)	95.2%

Results of Operations (Dollars in Thousands)

The above table sets forth, for the periods presented, certain data from our statement of operations as a percentage of net revenues. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Direct Channel: Direct channel sales and gross profit, for the three and nine months ended September 2008, decreased as compared to the respective periods in 2007. This decline in sales and gross profit is primarily attributable to a lower number of Direct channel orders in 2008 as compared to the number of orders in 2007. The Direct channel orders amounted to 18,000 in the quarter ended September 2008 as compared to 20,000 in the quarter ended September 2007. The decrease in the number of orders is due to a decreased number of visitors. The number of visitors decreased to 6.4 million in the third quarter 2008 from 7.2 million in the same quarter in 2007. The Company sold a lesser number of items but at higher margins which resulted in the lower sales and gross profit compared to the same period in 2007.

UCM Channel: UCM sales and gross profit, for the three and nine months ended September 2008, decreased as compared to the previous periods. The number of UCM orders decreased to 72,000 in the quarter ended September 2008 as compared to 101,000 in the quarter ended September 2007. This decrease is also attributable to the change in strategy undertaken by the Company. During the first six months of 2008, the Company realigned the marketing efforts and eliminated the unprofitable auctions and vendors, resulting in lower sales and gross profit but an improved auction success rate and a high bidder to visitor percentage. The Company added additional certified merchants in our UCM program as the number of vendors increased to 3,948 in the quarter ended September 2008 from 3,321 in the quarter ended September 2007.

Business to Business: The Business to Business Sales, for the three and nine months ended September 2008 increased from prior year due to the addition of dedicated staff in the first quarter of 2008. The Company brokered a greater number of business-to- business transactions in 2008 compared to the prior year. The gross profit declined in 2008 as compared to 2007 due to the liquidation of inventory at a loss. The Company had a large amount of business-to-business inventory on-hand, which was expected to be sold over a specified period of time. The Company decided to sell the inventory in a short time-frame in order to generate operating capital, which resulted in a negative gross profit.

Live Events: In 2008, the Company expanded into live events and held two successful sales events in the third quarter 2008. Live Events provide an instant buying opportunity for shoppers compared to buying through the internet channel. The increase in revenues and gross profits reflect the success and market demand for these types of events.

Other Revenue: Other revenue, comprised primarily of online advertising revenue, decreased in 2008 as compared to 2007. The Other revenue decrease in 2008 was due to the strategic decision to eliminate advertisement revenue. In the past, the Company sold advertising space on its website to various companies. Although this strategy added a revenue stream, it impacted sales on the Company’s website since it directed visitors away to competing websites. As a result of the elimination of advertisement revenues, visitors spent more time shopping on the Company’s website, as evidenced by the increased bidder to visitor percentage.

Net Losses: The Company experienced a net loss of $4,685 or $0.25 per share for the three months ended September 30, 2008 compared to a net loss of $2,193 or $0.12 per share for the three months ended September 30, 2007. The net loss for the nine months ended September 30, 2008 was $10,047or $0.55 per share compared to a net loss of $5,146 or $0.27 per share for the nine months ended September 30, 2007.

Sales , Marketing, General and Administrative Expenses: Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. Interest expense charges are from our IBM flooring facility at a rate of 1% per month on the outstanding balances, interest and amortization of loan origination fees related to our credit facility.

	(Dollars in Thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)				Increase (Decrease)
SG&A Expenses:	2008	2007		%	2008	2007		%
Advertising	$752	$977	$(225)	-23.0%	$1,524	$2,938	$(1,414)	-48.1%
Salary and benefits	1,596	1,629	(33)	-2.0%	4,934	4,151	783	18.9%
Stock-based compensation	92	-	92	-	315	365	(50)	-13.7%
Facilities	65	111	(46)	-41.4%	194	376	(182)	-48.4%
Warehouse	237	189	48	25.4%	646	549	97	17.7%
Credit card fees	366	516	(150)	-29.1%	1,161	1,559	(398)	-25.5%
Telecommunications, hardware and storage	171	150	21	14.0%	518	474	44	9.3%
Legal, audit, insurance, and other regulatory fees	335	423	(88)	-20.8%	1,057	846	211	24.9%
Depreciation & amortization	110	233	(123)	-52.8%	419	642	(223)	-34.7%
Bad debt	200	-	200	-	200	352	(152)	-43.2%
Consulting and outside services	267	141	126	89.4%	776	484	292	60.3%
Redtag Live	386	-	386	-	1,012	-	1,012	-
Dues & Subscriptions	61	4	57	1425.0%	117	12	105	875.0%
Travel	80	18	62	344.4%	211	87	124	142.5%
Other SG&A	257	39	218	559.0%	356	143	213	149.0%
	$4,975	$4,430	$545	12.3%	$13,440	$12,978	$462	3.6%

Expense fluctuations (dollars in thousands) are summarized below:

Advertising expense decreased in the three and nine months ending September 30, 2008 compared to the same periods of the prior year. The Company restructured its operations in the first six months of 2008, resulting in the realignment of the Company’s marketing and advertising efforts. The realignment was made to better position the Company to manufacturers, retailers and consumers. During the realignment, the advertising expense for the six month period ended June 30, 2008 decreased to $775 from $1,961 for the same period of the prior year.

During the third quarter of 2008 the Company re-initiated its advertising and marketing efforts based on a restructured marketing model. The third quarter expense in 2008 is in-line with the expense in third quarter 2007 ($752 in third quarter 2008 compared to $977 in the third quarter of 2007), but the September year-to-date expense in 2008 is lower as compared to the September year-to-date expense in 2007, which reflects the effect of reduced expenditures during the first six months of 2008, as stated earlier.

The year-to-date Salary & Benefits expense in 2008 increased compared to 2007 due to increased staffing levels, primarily in information technology and marketing. The expense decreased in the quarter ended September 2008 as compared to the quarter ended 2007 primarily due to the decrease in employee recruitment expenses. The employee recruitment expense was $0 in the quarter ended September 2008 compared to $173 in the quarter ended September 2007.

Stock-based compensation expense increased in the quarter ended September 2008 as compared to the quarter ended 2007 because of the change in forfeiture rate in 2007 which resulted in no expense being recognized in the quarter ended September 2007.

Facilities expense decreased primarily due to the sublet of unused office space at the Company’s Chicago corporate headquarters. The sublet of the office space enabled the Company to decrease the expenses needed to maintain the facilities.

The increased Warehouse expense in the current period is primarily driven by the increased Business to Business sales volume compared to prior periods. This increase resulted in additional storage requirements for merchandise. The increase is also attributable to the live liquidation events in 2008 which required special warehouse receiving requirements and additional storage costs.

The decrease in Credit card fees is primarily a result of lower sales volume.

The increase in Telecommunications, hardware and storage costs is a result of price increases on maintenance contract renewals.

The increase in the year-to-date legal, audit, insurance and other regulatory fees in 2008 as compared to 2007 is because of increased fees associated with capital and financing arrangements. These fees also had corresponding increases in the legal fees. The decrease in quarter ended September 2008 compared to 2007 is due to the Company incurring expenses associated with the implementation of a Sarbanes Oxley compliance program, during the third quarter of 2007.

Depreciation and Amortization expense decreased in 2008 due to the decrease in the amortization of intangible assets as certain intangible assets became fully amortized.

The increase in Bad debt expense for the quarter ended September 2008 as compared to September 2007 is attributed to the writing off of an aged receivable. The Company changed its estimate of collectability of an outstanding receivable, resulting in the current period expense. The third quarter 2008 and 2007 expense is $200 and $0 respectively. The year-to-date expense in 2008 and 2007 is $200 and $352 respectively, the decrease resulted from a larger amount of receivables written-off during 2007.

Consulting and outside services increased in 2008 as new business initiatives were launched and outside services were brought in for advertising and IT departments. Outside services for the advertising department included projects to facilitate a customer database segmentation project and to provide increased market research & analysis. Outside services for the IT department consisted of projects related to software development and restructuring.

RedTag Live, the physical liquidation unit of the Company, was implemented in 2008 which resulted in an increase in operating expenses compared to 2007. These expenses related to the opening of a new facility for the RedTag Live division and consisted primarily of facility, payroll and advertising expenses.

The increase in Dues & Subscriptions expense relates to the additional subscription of market research programs. These programs aid the Company in evaluating the website statistics so the functionality can be improved accordingly.

Travel expense increased due to the increased travel incurred by the Company executives in business development efforts.

Other Expense primarily consists of bank fees incurred in the pay-off of the Wells Fargo Bank credit agreement. The Company paid $50 as a forbearance fee and $125 in early termination fee which resulted in the increase in 2008 as compared to 2007.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2008 was $6,018,000 compared to $3,501,000 used in the nine months ended September 30, 2007. The net cash used in operating activities in 2008 increased primarily due to the increase in net loss, partially offset by the increases in cash used of $1,390,000 provided by merchandise inventories, an increase of $302,000 in accrued expenses, decrease of $127,000 in prepaid expenses and increase of $1,411,000 in accounts payable. The decrease in merchandise inventories resulted from the sale of slow moving inventory. The increase in accounts payable is attributable to the timing of the accounts payables payment processing.

Net cash used in investing activities was $1,229,000 for the nine months ended September 30, 2008 due primarily to the purchase of property and equipment. Net cash used in investing activities was $156,000 for the period ended September 30, 2007. The increase in purchases of property and equipment for the nine months ended September 30, 2008 related primarily to hardware and software purchases as IT infrastructure investment increased for the nine months ended September 30, 2008.

Net cash provided by financing activities was $4,521,000 for the nine months ended September 30, 2008, compared to the net cash used of $1,752,000 for the same period last year. The cash inflow in 2008 is due to advances on the Wells Fargo Credit Agreement of $4,550,000. Cash provided by financing activities was partially offset by a $29,000 decrease in inventory financing through the flooring facility.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The obligations under the Credit Agreement and all related agreements were secured by all of the Company assets. The initial term of the Agreement was three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount was available for irrevocable, standby and documentary letters of credit. The Credit Agreement required a prepayment fee of $125,000 if the Company terminated the Credit Agreement during the third year. The Credit Agreement required the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company was obligated contractually by a restrictive lock box arrangement. The Credit Agreement also required the Company to pay a variety of other fees and expenses, including minimum annual interest of $120,000.

On July 25, 2008, Wells Fargo Bank notified the Company of the Company’s failure to meet the minimum excess availability requirement of $3.5 million. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that the Company demonstrate net earnings at the levels stated in the agreement. Due to the restructuring of the Company in 2008, it was unable to meet the covenants. The outstanding loan balance as of September 30, 2008 was $4.5 million.

On July 15, 2008 the Company signed a $10.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, as long as the Company’s common stock is trading above $0.75 per share, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60,000 to $1.0 million, depending on certain conditions set forth in the agreement, up to an aggregate of $10.0 million.

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

The Company issued the initial 230,074 shares as a commitment fee, at the agreed upon price of $1.52 per share, determined based on the 20-day moving average as of the agreement acceptance date of June 25, 2008. The Company filed the registration statement on September 5, 2008 and recorded the common stock transaction in the quarter ended September 30, 2008. In a letter dated October 3, 2008, the SEC notified the Company that the S-1 registration statement has been selected for review. The Company will begin amortization of the fair value of the common stock issuance once the registration statement has been declared effective by the SEC.

Due to the recent worldwide economic downturn, the Company experienced difficulty raising capital to finance ongoing operations. The difficulty in raising capital during this severe economic downturn was compounded by the fact that the Company’s largest shareholder, The Petters Group Worldwide and in particular Thomas J. Petters, who was assisting the Company in obtaining financing, is the subject of a Federal investigation. Although the Company is not controlled by the Petters Group Worldwide, nor does Thomas J. Petters have any control over the Company’s management or day to day operations, the investigation negatively impacted the Company’s financing efforts.

In September 2008, the Company resumed efforts to obtain capital financing and was successful in doing so, as described below.

On October 9, 2008, the Company received a $400,000 bridge loan provided by an individual accredited investor. The bridge loan, due on January 9, 2009, is in the form of an Unsecured Debenture and bears interest at the rate of 18% per annum. In consideration, the investor received warrants to purchase an aggregate of 3,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The warrants are immediately exercisable for a period of 5 years from the agreement date. The investor may elect to convert the accrued and unpaid interest into the common stock of the Company. This $400,000 bridge loan was subsequently rolled into a $2 million bridge loan received on October 14, 2008, as described below.

On October 14, 2008, the Company received a $2.0 million bridge loan from a limited number of accredited investors, as described below:

•
$1.4 million bridge loan provided by an investor in the form of a Senior Secured Debenture. The debenture bears interest at the rate of 18% per annum and is due on January 14, 2009. In consideration, the investor received warrants to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share and warrants to purchase 14,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share, for an aggregate of 21,000,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of 5 years from the agreement date. The investor may elect to convert the accrued and unpaid interest into the common stock of the Company. As mentioned above, the $400,000 bridge loan, dated October 9, 2008, was converted into the $1.4 million bridge loan, dated October 14, 2008. As part of the conversion, the investor did not have to surrender the initial 3,200,000 warrants issued by the Company as part of the October 9, 2008 agreement.

•
$600,000 bridge loan provided by an investor in the form of a Senior Secured Debenture. The debenture bears interest at the rate of 18% per annum and is due on January 14, 2009. In consideration, the investor received warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share and warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share for an aggregate of 9,000,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of 5 years from the agreement date. Prior to this loan, the investor owned greater than 10% of Company’s issued common stock.

On October 15, 2008, the Company paid off-the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement specified above. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50,000 and early termination fee of $125,000. Wells Fargo has also released its security interest in the Company’s collateral.

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), extreme volatility in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company is not successful in securing financing, when and as needed, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet our customer’s requirements.. If economic conditions in the United States and other key parts of the world deteriorate further or do not show improvement, the Company may experience material adverse impacts to its business and operating results.

To improve operating efficiency and to decrease costs, the Company reduced its workforce by approximately 31% in October 2008, primarily at the Chicago office. The staff reductions will reduce short-term cash flow requirements while the Company continues to seek long-term financing.

In November 2008, the Company retained an investment banking firm to explore financing opportunities and other strategic alternatives. Without the ability to raise long-term financing at commercially reasonable rates, the operations of the Company will be severely impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has little exposure to risks of fluctuating interest rates or fluctuating currency exchange rates. Accordingly, the Company does not believe that changes in interest or currency rates will have a material effect on the Company’s liquidity, financial condition or results of operations. It is the Company’s policy not to enter into derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis. In connection with this review, we have established a compliance committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The compliance committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s compliance committee is comprised of a principal risk management officer and other members of its management team.

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

Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in the evaluation that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against the Company or involve the Company that, in the opinion of the Company’s management, could reasonably be expected to have a material adverse effect on its business or financial condition.

ITEM 1A. RISK FACTORS

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), extreme volatility in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company is not successful in securing financing, when and as needed, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet our customer’s requirements. If economic conditions in the United States and other key parts of the world deteriorate further or do not show improvement, the Company may experience material adverse impacts to its business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2008, options to purchase an aggregate of 529,500 shares of the Company’s common stock were granted to individuals, all employees of Enable Holdings, Inc. The options have a term of ten years and vest over a three to four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 14, 2008.

ENABLE HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)