Form 10-K
period 2008-12-31
Enable Holdings, Inc.
filed 2009-04-10
CIK 1219097

Use these links to rapidly review the document
ENABLE HOLDINGS, INC. TABLE OF CONTENTS
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-50995

Enable Holdings, Inc.
(Formerly known as uBid.com Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	52-2372260
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8725 W Higgins, Suite 900, Chicago, Illinois 60631
(Address of principal executive offices and zip code)

Registrant's telephone number including area code:
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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $1.87 at June 30, 2008) was approximately $16.0 million.

         The number of shares outstanding of the registrant's Common Stock, par value $0.001, as of, March 15, 2009, was 18,826,678

DOCUMENTS INCORPORATED BY REFERENCE
None

ENABLE HOLDINGS, INC.

ENABLE HOLDINGS, INC
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," "estimates" or similar language. All forward-looking statements included in this document are based on information available to Enable Holdings on the date hereof. Enable Holdings cautions investors that its business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that Enable Holdings has filed with the Securities and Exchange Commission. Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond Enable Holdings' control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and the Enable Holdings' estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

Item 1.    Business

Overview

        Enable Holdings, Inc, along with its subsidiaries, enables manufacturers, retailers and distributors to liquidate excess inventory by providing them with asset recovery solutions, through a multi-channel environment. Asset recovery has become a major market, especially in the current economic downturn, where consumers demand brand name products at prices that are well below retail. When manufacturers and retailers are unable to sell inventory from their warehouses, distribution centers and stores, they contact us to provide solutions for them to sell their excess inventory and recover their costs.

        Enable Holdings is organized as five distinct business units. Each business unit provides a combination of seller solutions for sellers to efficiently liquidate their excess inventory. The business units are listed below:

1.
uBid.com:    Our flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products online in an auction as well as fixed price format.

2.
RedTag.com:    Our new fixed price internet site launched in August 2008, offers name brand merchandise with a low shipping and handling fee of only $1.95.

3.
RedTag Live:    Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

4.
Dibu Trading Company:    A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact us to find a buyer that will buy the entire inventory in a single transaction. Our B2B experience allows us to present deals to multiple interested buyers to get the most profitable buyer.

5.
Commerce Innovations:    A software service company which licenses auction software to third party companies. Companies, businesses and governments can use our platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience. The Company is currently in the process of developing and testing this hosted solution and anticipates its launch in the second half of 2009.

How we provide value to the sellers

        At Enable Holdings we have developed a multi-channel solution that serves as a one-stop shop for sellers to liquidate excess inventory, in categories such as apparel, consumer electronics, personal computers, watches, jewelry, home & garden, sporting goods and automobiles. Enable Holdings' multi-channel approach allows the sellers to avoid any conflicts with their primary distribution channels.

        Our Company is focused on helping sellers with their asset recovery needs. We assign a dedicated account manager who ensures that your asset recovery needs are met in an efficient and timely manner. The account manager will help assess your situation, identify the best solutions and execute the plan.

        We offer multiple seller solutions that enable sellers to route their excess inventory through our multi-channel solutions to attain maximum cost recovery:

1.
Certified Merchant Program (CM):    CM is a unique seller program whereby sellers can directly sell their inventory on our website, reaching out to the 5.5 million customer base we have established over the past eleven years. Merchants participating in this program manage the entire warehouse and order fulfillment for their sales while we manage the order processing and post-order customer service. This greatly reduces any fraudulent activity by either the seller or the buyer and allows us to act as an intermediary in any dispute resolution. See below for more detail on the CM program.

2.
Managed Supply:    Managed Supply is a program, whereby, we sell inventory that is consigned to us. The inventory is either stored at our warehouse or at the sellers'.

3.
Cash Recovery:    We purchase inventory directly from sellers, allowing them to dispose of excess inventory and attain immediate cost recovery. We then direct the merchandise through one of our multi-channels—our online properties, located at www.uBid.com and www.RedTag.com, our live sales business unit RedTag Live or sell it through a wholesale transaction to another business.

Strong Brand and Loyal Customer Base

        We have been in operation for over 11 years and have a strong base of more than 5.5 million registered users across our websites. The websites are designed to provide a friendly and positive shopping experience through interactive auction and fixed price formats.

CM/Certified Central

        The CM Program provides merchants with greater management control over certain aspects of the sale process related to their products, while maintaining the opportunity to sell their products to our consumers on our online properties through our auction style or fixed price formats. Merchants participating in the CM Program manage all warehousing of and order fulfillment for their CM Program inventory. However, Enable Holdings manages all order processing and first response customer service needs related to CM Program transactions. In furtherance of our commitment to minimize fraudulent activity and to provide a trustworthy and credible online experience, we require all merchants, before participating in the CM Program, to satisfactorily complete our merchant certification process which verifies each participating merchant's business status and trade references. Enable Holdings charges the merchants a commission fee for all completed auction style and fixed price format transactions.

        Certified Central is our secure web-based platform that allows our Certified Merchants to build a database of products, create auctions, download orders, and communicate with our customer care team and merchandising department quickly and easily. We provide many different services through Certified Central at no additional charge to our Certified Merchants. These services, which include the ability to upload multiple images and view top selling product reports, are designed to enhance the Certified Merchant's selling experience and satisfaction with us. Whether a Certified Merchant is expanding its marketplace options or entering the online auction channel for the first time, Certified Central is designed around a simple and easy-to-use interface. Certified Central is also backed by an account management team to assist with planning, problems or inquiries.

Seller Support

        We currently employ a staff of in-house customer support personnel responsible for handling customer inquiries, tracking shipments and investigating and resolving problems with merchandise. Customer Care representatives are available for support from 8 a.m.–6 p.m. Central Standard Time (CST) Monday through Friday. In addition, our customer service representatives are trained to cross-sell complementary and ancillary products and services including extended product warranties and accessories. Some of our support functions, order status and tracking, order verification etc, are automated to provide immediate access to the customers.

How we provide value to the buyers

        In today's market, consumers want greater value for their money than they ever have in the past; which is why we connect them to the world's top brands at prices that are far below retail.

Broad and Deep Product Selection

        We offer over 200,000 high quality and brand-name, new, close-out, overstock and recertified merchandise in over 200 categories including personal computers, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectible products each day.

Extensive Security and Fraud Protection

        Our websites, at ww.uBid.com and www.RedTag.com, provide a trustworthy and secure buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from unestablished businesses, individual consumers and other non-commercial parties. All merchants offering goods in our online marketplace are required to successfully complete our merchant certification process, which includes verification of the merchant's trade and bank references and other information which establishes that the merchant is in good business standing. As a result of this certification, fraudulent transactions in our marketplace are minimized.

Compelling Value to Consumers and Merchants

        We attract new consumers and retain existing consumers by offering low prices on high quality, brand-name products in a marketplace supported by both auction style and fixed price formats. We provide additional value to our consumers by providing timely and accurate order processing, direct fulfillment where applicable and in-house customer support. Sellers are attracted to Enable Holdings because of the large and growing number of potential buyers. The frequency of product offerings and the ability to continuously add new items allow merchants to liquidate inventory quickly to minimize the risk of price erosion. In addition, our auction style and fixed price formats allow sellers the opportunity to optimize sales value while simultaneously liquidating excess merchandise directly to a nationwide audience, without conflicting with their primary distribution channels.

Multiple Payment options

        We accept all the major credit cards for customer purchase as well as two additional checkout options—Google™ Checkout and BillMeLater®. Google™ Checkout allows customers to use their Google™ profile to purchase items while having to avoid entering their credit card details on our website. BillMeLater® is a service that extends immediate credit to customers allowing to them to pay for the products at a later time.

Products and Merchandising

        Since asset recovery is an unpredictable business, it is impossible to forecast product supply ahead of time. The product mix and quantity fluctuates from month-to-month but our main product categories continue to be as follows, in order of most to least volume.

  •
  Personal Computer Products: Including items such as desktops, portable computers, computer accessories, disk drives, modems, monitors/video equipment, components, printers, scanners, digital cameras, software and home office products.

  •
  Consumer Electronics: Including items such as home theater equipment, home audio equipment, speakers, televisions, camcorders, VCRs, DVD players, portable audio players and automobile audio equipment.

  •
  Home: Including items such as appliances, vacuum cleaners, furniture, tools, luggage, furnishings, art and lawn and garden.

  •
  Jewelry and Gifts: Including items such as rings, earrings, watches, bracelets and loose stones.

  •
  Apparel and Accessories: Including items such as men's, women's and children's casual, fitness, and dress clothing, shoes and accessories.

  •
  Sporting Goods and Memorabilia: Including items such as sports memorabilia and collectibles, equipment for golf, tennis, health and fitness, outdoor sports, bicycles, water sports and team sports.

  •
  Books, Music and Videos: Including items such as books, movies, video games, DVDs and CDs.

  •
  Collectibles: Including items such as dolls, stamps, coins, pottery, glass and figurines.

Customer Service & Support Center

        Our ability to establish and maintain long term relationships with our customers and encourage repeat visits and purchases is dependent, in part, on the strength of our customer support and service operations. We have established multiple channels for communicating with our customers before and after the sale, including phone, e-mail and online support.

        We currently employ a staff of in-house customer support personnel responsible for handling customer inquiries, tracking shipments, investigating and resolving problems with merchandise. Our Customer Care Center is located in Tilton, Illinois. Customer Care representatives are available for support from 8 a.m.–6 p.m. CST Monday through Friday. In addition, our customer service representatives are trained to cross-sell complementary and ancillary products and services including extended product warranties and accessories.

        Most products are covered by manufacturers' warranties or third party warranties which customers can purchase through us. We will, in specific instances, accept merchandise returns if a product is defective or does not conform to the specifications of the item sold at auction, and we work with our customers to resolve complaints concerning merchandise. In addition, we have automated some of our customer service functions including providing online access to product shipping status.

Product Fulfillment and logistics

        We use a third party logistics warehouse and distribution system to store inventory. This flexible system enables us to control warehouse costs and more closely manage the distribution of our directly procured merchandise because we only pay for the warehousing used on a per transaction basis. Direct product fulfillment and its related costs shrink or expand to fit the needs of the business. As a result, we do not incur significant overhead costs of owning and operating a warehouse.

Marketing

        Our marketing strategy is aligned with our overall business goals to drive revenue and margin growth by increasing our consumer and merchant bases.

        Our marketing strategy is focused primarily on four areas: (1) increasing consumer awareness of www.uBid.com and www.RedTag.com; (2) expanding and optimizing customer acquisition efforts; (3) implementing a scalable, cost-effective customer retention program; and (4) increasing the availability of qualified merchant leads for the CM Program.

  •
  Increasing consumer awareness of Enable Holdings and its online properties—Enable Holdings has created a unique position in the marketplace focused on earning consumer trust. This position of "trust" is supported by our focus on business-to-consumer selling (versus consumer-to-consumer selling), our efforts to minimize fraudulent sellers by requiring all merchants participating in the CM Program to complete a merchant certification process, significant investments in our customer support services, internal product warehousing and payment transaction processing and endorsements from various recognized third party security and privacy programs. We believe this "trust" positioning will continue to set us apart from our competitors and provide a meaningful difference in attracting and maintaining customers.

  •
  Expanding and optimizing customer acquisition efforts—Our marketing expenditures are primarily spent on attracting traffic to our website. Potential new customers are sourced through a range of online efforts including affiliate programs, paid search listings, shopping comparison programs, online partnerships and e-mail marketing. In addition, we are also re-evaluating marketing channels such as offline direct response television and radio, in-store media, event marketing and single partnerships with key online media companies to broaden our customer demographics and drive larger incremental gains in customer acquisition.

  •
  Implementing a scalable, cost-effective customer retention program—It is critical to have a program that effectively manages new customer relationships from acquisition to activation (one-time bidding/buying) to repeat purchase. We have recently increased our investment in the implementation of our customer retention management. Our efforts to date have been focused on developing programs aimed at improving bidding/buying behavior among key customer segments: 1) recent bidders, 2) lapsed and long lapsed bidders, 3) inactive members (i.e., never bid), 4) registered members without a credit card on file, and 5) members without an opt-in e-mail address.

  •
  Increasing the availability of qualified merchants for the CM Program—The recruiting of merchants to the CM Program has become a primary growth focus. We are marketing to prospective merchants principally through online media, including e-mail marketing and online trade media (e.g., auction industry newsletters), as well as offline through public relations and trade show events. We regularly evaluate Certified Merchants based on different metrics, including, returns, customer service inquiries and cancellations, to part with poor performing sellers and promote the ones that stand out.

Competition

        Asset recovery is a growing business model, especially in the current economic conditions. We believe there are a very limited number of companies that provide a one-stop solution to all the inventory liquidation needs that we provide. There are companies that offer either an online liquidation marketplace or just an in-store model, but our all around solution gives us an added advantage over those companies.

        We face competition from liquidators, asset recovery companies and retailers that can be divided in to two broad categories:

  •
  Online liquidators and retailers such as Overstock.com, Ecost.com, Bluefly.com, Amazon.com, Smartbargains.com, Bidz.com; and

  •
  In-store liquidators such as Gordon Brothers, Hilco Trading Co.

        As the market for online auction grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We are unable to anticipate which other companies, such as Internet companies currently not focused on the auction market, are likely to offer services in the future that will compete with the services and products we provide.

        In addition, many of our current competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See Item 1A, "Risk Factors," starting on page 10 of this Annual Report on Form 10-K.

Information Technology Infrastructure

Availability

        Our business model dictates that our online properties be available 24 hours a day, seven days a week. Our data center has a robust, responsive, resilient platform to support our growing customer base. Our technology platform is able to achieve high availability by maintaining redundant components critical to the effective functioning of the platform. We have built a cost-efficient network that is resilient. This has been achieved by designing a fully meshed network with dual network interfaces, switches, routers and load balancers. Every key data circuit that is critical to the availability of the platform has an alternate path to ensure that the websites are reachable. Our websites are connected to the Internet through redundant DS-3 circuits using AT&T as the back bone.

Scalability

        The Company's growth strategy focuses on building our buyer and seller bases which will require our technology to fundamentally support large capacity levels and provide scalability. Our technology is built on a "distributed architecture model" which enables our software applications to run parallel on multiple servers. This technique allows our system to load balance the increased traffic and workload among a group of servers.

        The websites support several activities such as browsing/searching for items, registration of customers, auction management tasks (e.g., opening and closing of auctions or bidding for items in a variety of formats), order processing, credit card and fraud management. The platform is able to process hundreds of thousands of transactions every day.

Security

        The Company operates "trusted" online properties in which it has implemented measures to minimize buyer and seller fraud including pre-screening of all new bidders using anti-fraud detection tools. Our anti-fraud programs are continually updated to stay current with the latest evolution of online fraud tools. Additionally, all consumer sensitive data such as credit card numbers and passwords are encrypted and stored behind our secure network. We use Secure Sockets Layer and enhanced encryption algorithms to protect consumer sensitive data. The network is also protected with Intrusion Detection Systems and firewalls that allow restricted ports from the outside network.

Intellectual property

        We regard our domain names and other intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot assure you that others will not independently develop similar intellectual property. Although we are pursuing the registration of our key trademarks in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

        The uBid and RedTag service marks are registered trademarks in the United States. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws. We own the copyright and other proprietary rights for our auction processing and auction management applications. We own the patent license for fixed price consignment that will allow our vendors and our merchants to create auctions with fixed pricing. We also own the patent license for search agents that will allow us to search inventory of our vendors.

        From time to time, we may be subject to legal proceedings and claims regarding our intellectual property in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us.

        Third parties may, in the future, recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees may misappropriate our intellectual property.

        Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See Item 1A,"Risk Factors," starting on page 14 of this Form 10-K.

Employees

        As of December 31, 2008, we had 72 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Executive officers

        See the end of Part I for a discussion of our executive officers.

Item 1A.    Risk Factors

(Dollars in thousands, except per share data)

        Based on current and known information, we believe that the following identifies the most significant risk factors that could affect our business. However, the risks and uncertainties we face are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that we currently believe to be immaterial, that could have material adverse effects on our financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in the future periods.

 Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

        Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders' deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 20 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to raise additional capital and execute those plans successfully. If we fail to do so for any reason, we would not be able to continue as a going concern.

We need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders' ownership interests. If we are unable to secure additional financing we will not be able to continue as a going concern.

        We need additional capital, which may not be available on reasonable terms or at all. The raising of additional capital will dilute our current stockholders' ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

  •
  maintaining enough working capital to run our business;

  •
  pursuing growth opportunities, including more rapid expansion;

  •
  acquiring complementary businesses;

  •
  making capital improvements to improve our infrastructure;

  •
  hiring qualified management and key employees;

  •
  buying and selling inventory at profitable margins;

  •
  responding to competitive pressures;

  •
  complying with regulatory requirements such as licensing and registration; and

  •
  maintaining compliance with applicable laws.

        Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders' ownership percentages and could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

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

        Our revenues have fluctuated significantly in the past as a result of varying amounts of funds we have spent on advertising and inventory supply and may fluctuate significantly in the future as a result of changes made in our business over the past 11 years. These changes in our business, including changes in ownership, prevent the meaningful use of period-to-period comparisons of financial results. Accordingly, investors should not rely on past revenue as a prediction of our future growth.

We have a history of operating losses which may continue.

        We have a history of losses and may continue to incur operating and net losses for the foreseeable future. Enable Holdings incurred a net loss of approximately $16,040 for the year ended December 31, 2008. As of December 31, 2008, our accumulated deficit was $48,301. We have not achieved profitability on an annual basis. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Our financial results fluctuate and may be difficult to forecast.

        General U. S. and worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause vendors and consumers to slow spending on our products and services. We cannot predict timing, strength of duration of any economic slowdown or subsequent economic recovery in the U.S. or worldwide. If the economy or markets in which we operate continue at their present levels, our business, financial conditions and results of operations will likely be materially and adversely affected.

        Our revenues, expenses and operating results are unpredictable. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

  •
  our ability to increase our brand awareness;

  •
  our ability to attract visitors to our websites and convert those visitors into bidders, buyers and customers;

  •
  our ability to increase our customer base;

  •
  the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

  •
  our ability to sell products at auction at the price targets we set;

  •
  our ability to introduce new types of merchandise, service offerings or customer services in a competitive environment;

  •
  our ability to control our gross margins;

  •
  technical difficulties consumers might encounter in using our websites;

  •
  our ability to manage third party outsourced operations;

  •
  our ability to sell our inventory in a timely manner and maintain customer satisfaction;

  •
  delays in shipments as a result of computer systems failures, strikes or other problems with our delivery service or credit card processing providers;

  •
  the availability and pricing of merchandise from manufacturers, suppliers and vendors;

  •
  the amount of returns of our merchandise;

  •
  product obsolescence and price erosion;

  •
  consumer confidence in encrypted transactions on the Internet; and

  •
  the effectiveness of offline advertising in generating additional traffic to our websites.

        Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the trading price of our stock.

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

We are a holding company that depends on cash flow from uBid.com, RedTag.com, RedTag Live, Dibu Trading Corp and Commerce Innovations, our wholly-owned subsidiaries, to meet our obligations.

        We are a holding company with no material assets other than the stock of our wholly-owned subsidiaries. Accordingly, all of our operations are conducted by uBid.com, Inc., Dibu Trading Corp., RedTag.com and RedTag Live, our wholly-owned subsidiaries. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

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

Risks Related to Our Business

Our operating results, financial condition and cash flows may be adversely impacted by the affect the current global economic crisis has on our customers.

        The current economic crisis has severely impacted banks and other lenders, limiting the ability of many individuals and businesses to access credit markets. As a result of the credit crisis and the overall decline in the economy, our customers may choose to delay or postpone purchases of products from us until the economy strengthens and this may affect our operating results and financial condition. An overall decline in economic activity may also have a negative impact on our customers ability to pay us for the products they purchase. We cannot predict the timing, strength or duration of the recession and the length of the recovery. A prolonged recession of further decline in the global economy will materially adversely affect our results of operations and financial condition.

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

        The general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected businesses access to capital as well as an increased cost of such capital. If the current economic conditions in the United States continue or become worse, our cost of debt and equity capital and the access to capital markets could be adversely affected.

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

  •
  Various online websites such as eBay.com, Amazon.com and Bidz.com.

  •
  A number of e-commerce companies focused primarily on excess and overstock products with fixed price format, including Amazon.com, Overstock.com, Shopping.com, eCost.com, BlueFly.com and SmartBargains.com.

  •
  A variety of offline auction companies that offer similar merchandise to that available in our marketplace supply.

  •
  Merchants that have their own direct distribution channels for excess inventory or refurbished products.

  •
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

        Many of our current competitors have significantly greater financial, marketing, customer support, technical and other resources than we have. As a result, these competitors may be able to secure merchandise from suppliers on more favorable terms than we are able to. They may also be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their merchandise. We cannot ensure that we will be able to successfully compete against current and future competitors. Our failure to operate competitively in the marketplace could reduce the amount of revenue we are able to generate in the future.

If the products that we offer do not reflect our customers' tastes and preferences, our revenues and profit margins could decrease.

        Our success depends in part on our ability to offer products and services that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because the products that we sell typically consist of manufacturers' and retailers' excess inventory, we have limited control over the specific products that we offer for sale. If the merchandise we offer for sale fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which could depress profit margins. In addition, any failure to offer products and services in line with customers' preferences could allow competitors to gain market share, which could harm our business, results of operations and financial condition.

Our growth and future success depends on our ability to generate traffic to our websites and we may not be able to effectively do so.

        Our ability to sell products on our online and offline sales channels depends substantially on our ability to attract traffic to our websites. We have traditionally spent significant amounts of money for online advertising to attract such traffic. We expect that our sales and marketing expenses, including advertising expenditures, will increase as we attempt to generate increased traffic to our websites. If we are unable to generate traffic to our websites cost effectively, or if our efforts to promote our auctions using both online and offline media are not successful, our growth and business prospects may be substantially limited.

        We depend to some extent on relationships with other online companies through which we place our advertising and expect that our dependence on these relationships will increase in the future. These relationships include:

  •
  portal arrangements and agreements for anchor tenancy on other companies' websites;

  •
  sponsorships;

  •
  promotional placements;

  •
  banner advertisements; and

  •
  other online advertising including paid searches.

        Generally, these arrangements have terms for up to three years, are not exclusive, do not provide for guaranteed renewal, and may be terminated by us without cause. The risks created by our dependence on these relationships include the following:

  •
  competitors may purchase exclusive rights to attractive space on one or more key websites;

  •
  our online partners might be unable to deliver a sufficient number of customer visits or impressions;

  •
  significant spending on these relationships may not increase our revenues in the time periods we expect or at all;

  •
  our online partners could compete with us for limited online auction revenues; and

  •
  space on websites may increase in price or cease to be available to us on reasonable terms or at all.

        If other online companies terminate any of our arrangements, or if we fail to continue to acquire similar arrangements in the future, this could materially reduce the amount of revenue we are able to generate from our operations.

Our cash recovery solutions may subject us to risks of decreased or negative gross margins.

        We currently purchase considerable amount of merchandise to be sold on our online properties, and in doing so assume the inventory and price risks of this merchandise. These risks are especially significant because most of the merchandise we sell is subject to rapid technological change, obsolescence and price erosion. Because we rely heavily on purchased inventory, our success will depend on our ability to sell such inventory rapidly through our websites. We also rely heavily on the ability of our staff to purchase inventory at attractive prices relative to resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory.

        Due to the inherently unpredictable nature of the auction style format, it is impossible for us to determine with certainty whether any item will sell for more than the price we pay for it. Further, because minimum opening bid prices for the merchandise listed on our websites generally are lower than the acquisition costs for the merchandise, we cannot be certain that we will achieve positive gross margins on any given sale. If we are unable to liquidate our purchased inventory rapidly, if our staff fails to purchase inventory at attractive prices relative to resale value at auction, or if we fail to predict with accuracy the resale prices for our purchased merchandise, we may have to sell our inventory at a discount or at a loss. This could negatively impact our revenues and profitability.

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

        We and our certified merchants use UPS, Federal Express and USPS delivery services for substantially all of our products. Should any of these third party service providers be unable to deliver our products for a sustained period because of a strike or other reason, we may not be able to engage other suitable service providers on a timely basis, or upon favorable terms, which could harm our business. In addition, Enable and our certified merchants could experience delays in shipment due to computer systems failures or other problems related to third party service providers. Delays in shipment could reduce the volume of orders that we are able to fulfill, increase our delivery costs or cause customer dissatisfaction with our business.

        Our internally developed software depends on operating systems, database and server software that was developed and produced by and licensed from third parties. We have, from time to time, discovered errors and defects in the software from these third parties and we rely to some extent on these third parties to correct errors and defects in a timely manner. If we are unable to develop and maintain satisfactory relationships with these third parties on acceptable commercial terms, or if the quality of products and services provided by these third parties falls below a satisfactory standard, we could experience disruptions in our ability to operate our business.

Our business may suffer from capacity constraints or system interruptions.

        A key element of our strategy is to generate a high volume of traffic to our websites. Our revenues depend substantially on the number of customers who use our websites to purchase merchandise. Accordingly, the satisfactory performance, reliability and availability of our websites, transaction-processing systems, network infrastructure and delivery and shipping systems are critical to our operating results, as well as to our reputation and ability to attract and retain customers and maintain adequate inventory and customer service levels.

        Periodically, we have experienced minor systems interruptions, including Internet disruptions, which we believe may continue to occur from time to time. Any systems interruptions, including Internet disruptions that make our websites inaccessible or reduce our order fulfillment performance, would reduce the volume of goods we are able to sell, which could harm our business. We are continually enhancing and expanding our transaction processing systems, network infrastructure, delivery and shipping systems and other technologies to accommodate a substantial increase in the volume of traffic on our websites. We cannot assure you that we will be successful in these efforts or that we will be able to project accurately the rate or timing of increases, if any, in the use of our websites or timely expand and upgrade our systems and infrastructure to accommodate these increases. We cannot assure you that our network or our suppliers' networks will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if our website traffic increases. If we fail to achieve or maintain our capabilities for high capacity data transmission, consumer demand for our services could decline, negatively impacting our revenues from operations.

We may not be able to sustain or grow our business unless we keep up with rapid technology changes.

        The Internet and electronic commerce industries are characterized by:

  •
  rapidly changing technology;

  •
  evolving industry standards and practices that could render our websites and proprietary technology obsolete;

  •
  changes in consumer demands; and

  •
  frequent introductions of new services or products that embody new technologies.

        Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Developing websites and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our websites and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

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

        Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. Our uBid and RedTag service marks are registered in the United States. However, we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service names similar to "uBid" or "RedTag" or our other service marks or trademarks. Any of these actions by others might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect our service mark or trademarks adequately could adversely affect our business and financial condition, and the value of our brand name and other intangible assets.

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

        Other parties claiming infringement by our software or other aspects of our business could sue us. We are not currently involved in any suit that would have a material effect on our business. However, any future claims, with or without merit, could impair our business and financial condition because they could:

  •
  result in significant litigation costs;

  •
  divert the attention of management;

  •
  divert resources; or

  •
  require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us or at all.

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

We may be liable if third parties misappropriate our customers' personal information.

        If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices.

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

        Engaging in business on a global level carries inherent risks that could adversely affect our profitability, such as:

  •
  differing regulatory requirements;

  •
  longer payment cycles;

  •
  export restrictions;

  •
  problems in collecting accounts receivable;

  •
  difficulties in staffing and managing foreign operations;

  •
  political instability;

  •
  difficulties in protecting our intellectual property rights;

  •
  fluctuations in currency exchange rates; and

  •
  potentially adverse tax consequences.

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

        We do not carry insurance against the risk of credit card fraud, so the failure to control adequately fraudulent credit card transactions could reduce our net revenues and gross margin. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses because of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. If we are unable to detect or control credit card fraud, our liability for these transactions could increase our cost of doing business and reduce our profitability.

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

        We depend upon our suppliers to provide merchandise for sale through our online marketplace. The availability of merchandise can be unpredictable. Since our inception, we have sourced merchandise from over 3,600 suppliers. Merchandise purchased from Hewlett-Packard accounted for 38.1% of net revenues, during the year ended December 31, 2008. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to sell or otherwise provide merchandise for sale on our online properties. We also cannot be certain that we will be able to establish new supplier relationships that ensure merchandise will be available for sale on our online properties.

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

        Anything that diverts users of our websites from their customary level of usage could adversely affect our business. Geopolitical events such as war, the threat of war or terrorist activity, and natural disasters such as hurricanes or earthquakes all could adversely affect our profitability. Similarly, our results of operations historically have varied seasonally because many of our users reduce their activities on our website with the onset of good weather during the summer months, and on and around national holidays.

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

        Because our service is available over the Internet and because we sell merchandise to consumers residing in multiple states, we could be required to qualify to do business as a foreign corporation in each state in which our services are available. We are qualified to do business in Illinois and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could increase our costs of doing business.

Current and future laws could affect our auctions business.

        Many states and other jurisdictions have regulations governing the conduct of traditional "auctions" and the liability of traditional "auctioneers" in conducting auctions. These types of regulations may become applicable to online auction sites. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. In addition, some states have laws or regulations that do expressly apply to online auction site services. We may incur costs in complying with these laws. We may, from time to time, be required to make changes in our business that may increase our costs, reduce our revenues, and cause us to prohibit the listing of some items in certain locations, or make other changes that may adversely affect our auctions business.

The security risks of e-commerce may discourage customers from purchasing goods from us.

        In order for the e-commerce market to develop successfully, Enable Holdings and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or expertise to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our website and choose not to purchase from our website. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate communications from us. Any security breach or fraud perpetrated on our customers could expose us to increased costs and to risks of loss, litigation and liability and could seriously disrupt our operations.

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

Risks Related to Our Common Stock

        There has been no established trading market for our common stock, which could impair the value of our investors' investments and our business.

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

        Our common stock is currently quoted on the NASD's OTC bulletin board and had its first trade since it was approved for quotation on January 4, 2006. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock. The lack of an established trading market severely limits the liquidity of our common stock, and could depress the market price of our common stock and limit our ability to raise additional capital.

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

        The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

  •
  actual or anticipated variations in our operating results;

  •
  changes in the market valuations of other Internet or online service companies;

  •
  announcements of technological innovations by us or our competitors;

  •
  announcements by the Company or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  introduction of new services by the Company or our competitors;

  •
  sales of our common stock or other securities in the open market; and

  •
  other events or factors, many of which are beyond our control.

        The stock market has experienced significant price and volume fluctuations, and the market prices of stock in technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management's attention and resources, which could harm our business and financial condition.

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

Our Certificate of Incorporation, Bylaws and the Delaware General Corporation Law contains anti-takeover provisions, which could discourage or prevent a takeover even if an acquisition would be beneficial to our stockholders.

        Several provisions of our Certificate of Incorporation and Bylaws could discourage potential acquisition proposals and could delay or prevent our change in control even if that change in control would be beneficial to our stockholders. For example, only one-third of the members of the board of directors will be elected at each annual meeting of stockholders, which will make it more difficult for a potential acquirer to change our management, even after acquiring a majority of our common stock. These provisions, which cannot be amended without the approval of two-thirds of the holders of shares of common stock, could diminish the opportunities for a holder of common stock to participate in tender offers, including tender offers at a price above the then-current market value of our common stock. In addition, the board of directors, without further stockholder approval, may issue preferred stock, with such terms as the board of directors may determine, which could have the effect of delaying or preventing a change in control of the Company. The issuance of preferred stock could also adversely affect the voting powers of our common stockholders, including the loss of voting control to others. We are also afforded the protections of Section 203 of the Delaware General Corporation Law. Section 203 could delay or prevent a change in control of the Company or could impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

        The Company is currently evaluating its real estate requirements and expects to enter into new leases or extend the ones currently in place.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2008.

EXECUTIVE OFFICERS

        The following table sets forth our executive officers, their ages and position(s) as of December 31, 2008:

Name	Age	Position
Jeffrey D. Hoffman	47	Chief Executive Officer
Timothy E. Takesue	40	EVP, Account Management
Miguel A. Martinez, Jr.	53	Chief Financial Officer and Secretary
Glenn Weisberger	50	EVP, Business Development
Amy Powers	32	Vice President, Technology

        Jeffrey D. Hoffman Mr. Hoffman was named Chief Executive Officer and joined the uBid.com holdings Board of Directors on September 24, 2007. He is an accomplished entrepreneur and innovator establishing a long and winning track record in the fields of on-line auction and retail, software and entertainment. Mr. Hoffman was a founding partner of Competitive Technologies, Inc (CTI)., which offered online travel reservation tools sold directly to travel agencies and corporations. CTI was ultimately purchased by American Express. He was also CEO and founding partner of Virtual Shopping, Inc., a leading developer of patented, proprietary online retail systems, before joining the founding executive team of his most notable venture, Priceline.com, where Mr. Hoffman held two CEO titles in the Priceline family of companies. For his contribution to the creation of the industry's first online retail tools, he was twice named by the travel and tourism industry as one of its "25 Most Influential Executives". Mr. Hoffman also serves as Chairman of Adapted Sports, a charity organization dedicated to bringing sports and team participation to disabled children nationwide. Mr. Hoffman received his B.S. in Computer Sciences from Yale University.

        Timothy E. Takesue has over 21 years of merchandising, retail, mail order and e-commerce experience. On December 29, 2005, Mr. Takesue was named Executive Vice President, Account Management. In 1997, Mr. Takesue joined uBid, Inc. as a member of the original management team of officers. During his tenure with uBid, Inc., he has served in various positions including vice president of merchandising, senior vice president of merchandising and sales, interim CEO and acting chief marketing officer. Mr. Takesue became Executive Vice President, Account Management in April 2003. Mr. Takesue was a part of the officer team that led uBid, Inc. in the 1998 IPO, 1999 secondary offering, subsequent sale in 2000 to CMGI and purchase from CMGI in 2003. Mr. Takesue sits on the advisory board of The Brave Wings Foundation, a Northwestern Memorial Foundation charity, and attended Wayne State University in Detroit, Michigan.

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

        Glenn Weisberger joined Enable Holdings in May of 2008 as Executive Vice President of Business Development. An accomplished lawyer and Certified Public Accountant with over 20 years experience, Mr. Weisberger established a solid track record in both the online and entertainment industry's complex legal and financial arenas, serving in several Chief Financial Officer and General Counsel roles throughout his career. Most recently, Mr. Weisberger served as both General Counsel and Chief Financial Officer for Silicon Valley-based Navio Systems, Inc. Most notably, Mr. Weisberger served as Vice President of Legal and Business Affairs for Universal Television and Networks Group /MCA

Television Limited, as well as Chief Financial Officer for Harvey Entertainment. Mr. Weisberger earned his Bachelor of Science in Business Administration from California State University and his Juris Doctor from Pepperdine University School of Law.

        Amy Powers is the Company's Vice President of Technology, and is responsible for directing strategic and tactical technology planning for the enterprise. Ms. Powers previously served as the Company's Development Manager. Prior to joining the Company in 2003, Ms. Powers worked as an independent contractor largely in the retail sector as a developer. She holds an Applied Information Technology degree from Information Technology Institute, Halifax, Nova Scotia and a B. S. degree from Dalhousie University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        As of March 23, 2009, there were approximately 277 holders of record of shares of our common stock.

        On December 31, 2008, the last reported sales price of our shares on the OTC bulletin board was $0.26. During the first quarter of 2009 through February 4, 2009, the high sales price of our common stock was $0.48 and the low sales price was $0.20.

	2008		2007
	High	Low	High	Low
First Quarter	$1.15	$0.51	$2.70	$1.12
Second Quarter	$2.34	$0.56	$2.00	$0.90
Third Quarter	$3.25	$0.75	$1.85	$1.00
Fourth Quarter	$0.85	$0.20	$1.33	$0.55

        As of December 31, 2008, there were 44,862,398 warrants issued for the purchase of 44,862,398 shares of our common stock at an exercise price ranging between of $0.10 and $4.50. In addition, there are 2,500,000 shares of common stock reserved for issuance of stock options and incentive awards pursuant to our 2005 Equity Incentive Plan.

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

RECENT SALES OF UNREGISTERED SECURITIES

        For a discussion of recent sales of unregistered securities, please see our Current Reports on Form 8-K filed through December 31, 2008.

Item 6.    Selected Financial Data

        The selected financial data of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in this report.

Enable Holdings, Inc and Subsidiaries
Selected Yearly Financial Data
(Dollars in Thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Income Statement Data:
Net Revenues	$31,579	$43,061	$66,559	$84,592	$87,002
Cost of Revenues	26,992	33,333	56,421	73,062	75,837

Gross Profit	4,587	9,728	10,138	11,530	11,165
Operating Expenses
General and administrative	15,805	13,255	12,973	13,045	12,112
Sales and marketing	2,820	3,753	4,987	4,996	4,260

Total operating expenses	18,625	17,008	17,960	18,041	16,372

Loss From Operations	(14,038)	(7,280)	(7,822)	(6,511)	(5,207)
Interest (Expense) Income, net	(1,978)	179	267	(2,538)	(1,102)
Miscellaneous (Expense) Income	(24)	60	—	—	—

Net Loss	(16,040)	(7,041)	(7,555)	(9,049)	(6,309)
Preferred Stock Dividends	—	—	—	(1,216)	(60)

Net Loss available to Common Shareholders	$(16,040)	$(7,041)	$(7,555)	$(10,265)	$(6,369)

Net Loss per share—Basic and Diluted	$(0.87)	$(0.37)	$(0.37)	$(3.88)	$(2.56)
Weighted Average Shares—Basic and Diluted	18,492,477	18,864,777	20,260,689	2,643,936	2,487,107

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Total current assets	$4,039	$14,499	$22,052	$36,120	$11,817
Total assets	6,384	15,331	23,578	36,644	12,146
Total current liabilities, excluding debt	7,290	4,479	3,843	9,652	7,030
Long-term debt, including current maturities	—	—	—	410	11,320
Redeemable Common Stock(1)	—	—	—	12,000	—
Total shareholders equity (deficit)	(906)	10,852	19,735	14,582	(6,204)

(1)
Represents 2,666,668 shares of common stock subject to redemption after the merger with Cape Coastal Trading Corporation and the first private offering. Such shares were redeemed in February 2006.

 Enable Holdings, Inc and Subsidiaries
Selected Quarterly Financial Data
(Dollars in Thousands, except per share amounts)

	(Dollars in Thousands, except per share data)
	Q4 2008	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Net Revenues	$7,095	$8,917	$8,426	$7,141	$10,071	$9,720	$13,663	$9,607
Cost of Revenues	6,183	8,428	7,112	5,269	7,951	7,533	10,794	7,055

Gross Profit	912	489	1,314	1,872	2,120	2,187	2,869	2,552

Operating Expenses:
General and administrative	4,717	3,916	3,418	3,753	3,594	3,313	3,326	3,022
Sales and marketing	467	1,059	799	495	436	1,117	1,131	1,069

Total operating expenses	5,184	4,975	4,217	4,248	4,030	4,430	4,457	4,091

Loss from operations	(4,272)	(4,486)	(2,903)	(2,376)	(1,910)	(2,243)	(1,588)	(1,539)
Interest (Expense) Income, net	(1,697)	(199)	(74)	(9)	14	50	51	124
Miscellaneous (Loss) Income	(24)	—	—	—	—	—	—	—

Net Loss	$(5,993)	$(4,685)	$(2,977)	$(2,385)	$(1,896)	$(2,193)	$(1,537)	$(1,415)

Basic and Diluted Net Loss per share	$(0.33)	$(0.25)	$(0.16)	$(0.13)	$(0.10)	$(0.12)	$(0.08)	$(0.07)
Weighted Average Shares— Basic and Diluted	18,802,142	18,638,678	18,325,786	18,197,783	18,197,783	18,197,783	18,761,005	20,333,333

        Unaudited quarterly data above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations together with our consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on our management's current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements. The terms "Enable Holdings" "we," "us," and "our," refer to Enable Holdings, Inc. and our subsidiaries.

Overview

        We operate leading online websites located at www.uBid.com and www.RedTag.com, respectively. The two websites offer high quality excess, new, overstock, close-out, recertified and limited supply brand name merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to minimize the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our online properties offer brand-name merchandise from over 200 product categories including computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles.

        Our current business model provides value for consumers, manufacturers, distributors, retailers and other approved third party merchants. Consumers shop in a trustworthy and secure online environment and have the opportunity to bid their own prices on popular, brand-name products realizing product savings of generally 20% to 80% off retail prices. Our online properties provides merchants with an efficient and economical distribution channel for maximizing revenue on their merchandise. Merchants can monetize overstock and close-out inventory, expand their customer base and increase sales without compromising existing distribution channels.

        Our business model currently consists of three distinct business channels: Certified Merchant (CM), Managed Supply and Cash Recovery.

        We sell merchandise through the CM Program channel by allowing prescreened third party merchants to sell their product through our online marketplace to consumers and business. On this merchandise, we do not take title and therefore do not bear the related inventory risk. In the CM Program, we are the primary obligor to whom payment is due, but we bear no inventory or returns risk, so we record only our commission as revenue. Through the Managed Supply channel, we sell inventory that is consigned to us. The inventory is either stored at our warehouse or at the sellers'. We purchase merchandise outright in the Cash Recovery channel and sell to consumers and businesses. On this merchandise, we bear the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise. In all instances where the credit card authorization has been received but merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped.

        Our online properties are available 24 hours a day, seven days a week and we currently offer over 200,000 items each day. Since the first offer of product in December 1997, our marketplace has facilitated over $1 billion in net revenues and has registered over five million members.

        We conduct live liquidation events at various times throughout the year. Live sales are conducted over a short period of time (usually a week) and all the merchandise is sold locally.

        In the first quarter of 2008, the Company began transforming its business model from a seller marketplace to an asset recovery solution. Asset recovery is a rapidly growing industry with revenues of $38.5 billion in 2004 and is expected to climb to over $63.1 billion in 2009, according to D.F. Blumberg Associates Inc., a logistics research and consulting firm.

        The Company began changing its business model in the first quarter of 2008 and continued implementing those changes through the end of 2008. The seven proprietary selling solutions within the five operating divisions are:

  •
  uBid.com:  Our flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

  •
  RedTag.com:  Our new fixed price internet site launched in August 2008, offers name brand merchandise with a low shipping and handling fee of only $1.95.

  •
  RedTag Live:  Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

  •
  Dibu Trading Co.:  A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact us to find a buyer that will buy the entire inventory in a single transaction. Our B2B experience allows us to present deals to multiple interested buyers to achieve the most profitable transaction.

  •
  Commerce Innovations:  A software service company which licenses auction software to third party companies. Companies, businesses and governments can use our platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience. The Company is currently in the process of developing and testing this hosted solution and anticipates its launch in the second half of 2009.

        The Company's financial results for the twelve months ended December 31, 2008 have been negatively impacted by the planned change in the business model and the severe global economic downturn. To achieve the objective of becoming the leading excess inventory provider, the Company has made significant investments in increased staffing levels and information technology infrastructure, specifically in the first nine months of 2008. We have also made major changes to our traditional operations as we transition to the new business model.

        As part of the transition to a new business model, we significantly reduced our marketing spending while realigning the marketing and advertising resources to better position them to each new operating division. The sales and marketing expenses decreased 24.9% in the fiscal year 2008 compared to the fiscal year 2007. The result was a significant decline in the visitor traffic to our website and decreased revenue volume. The visitor traffic in the fiscal year ended December 31, 2008 decreased 10.8% compared to 2007.

        The Company also made the strategic decision to eliminate outside advertisement on its website. Historically advertisement sales have added a revenue stream but have negatively impacted overall sales by redirecting visitor traffic from the Company's website to competing websites. As a result of the elimination of advertisement sales, outside advertisement revenues decreased $885 or 82.2% for the year ended December 2008.

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

        In line with the above changes, we have suffered increased losses compared to the prior year. The losses were consistent with management projections as we strategically transform the Company to a leading excess inventory solutions company. The transition to the new business model was primarily completed in 2008 and we expect all aspects of the new model to be fully implemented in the first half of 2009.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to our estimates in our results for the period in which the actual amounts become known.

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

  Revenue Recognition

        We adhere to the guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, Revenue Recognition. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon shipment of the product to the customer. For all product sales shipped directly from suppliers to customers, we bear credit risk. The CM Program allows certified merchants to sell product through our website. Therefore, while we are the primary obligor to whom payment is due, we bear no inventory or returns risk, so we record only our commission as revenue at the time of shipment.

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

  Allowance for Doubtful Accounts Receivable

        We maintain an allowance for doubtful accounts receivable based upon estimates of future collection. We extend credit to our business customers based upon an evaluation of each business customer's financial condition and credit history, and generally do not require collateral. Our business customers' financial conditions and credit and payment histories are evaluated in determining the adequacy of our allowance for doubtful accounts. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

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

  Long Lived Assets

        We test certain long-lived assets or groups of assets for recoverability whenever events or changes in circumstances indicate that we may not be able to recover the assets' carrying amount. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, we will evaluate recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, we will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value (generally determined by a discounted cash flows model or independent appraisals).

  Stock Based Compensation

        The Company's 2005 Equity Incentive Plan ("2005 Equity Incentive Plan") is an equity-based compensation plan in-place to provide incentives, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock (collectively, "Incentive Awards") to present and future employees, consultants, directors, and other third party service providers.

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

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (stock options and restricted stock) based on the fair value of the award. The Company has elected to use the "modified prospective" transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

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

Key Business Metrics:    We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

	2008				2007
	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
uBid.com
GMS (in thousands)	$12,374	$14,385	$17,117	$16,671	$21,765	$22,731	$23,304	$23,340
Number of Orders (in thousands)	94	95	97	95	115	129	136	133
Average Order Value	$131.38	$151.77	$175.97	$174.58	$188.49	$176.78	$171.49	$175.64
Visitors to Bidders %	2.93%	3.32%	3.61%	4.08%	3.09%	2.70%	2.88%	3.06%
Auctions Closed (in thousands)	383	215	181	455	780	715	619	539
Auction Success Rate	15.03%	26.64%	30.85%	12.94%	8.55%	10.88%	12.54%	14.13%

RedTag.com(1)
GMS (in thousands)	$474	$304	—	—	—	—	—	—
Number of Orders (in thousands)	5	3	—	—	—	—	—	—
Average Order Value	$96.43	$119.25	—	—	—	—	—	—
Visitors to Bidders %	30.19%	15.14%	—	—	—	—	—	—
Auctions Closed (in thousands)	36	14	—	—	—	—	—	—
Auction Success Rate	8.46%	8.68%	—	—	—	—	—	—

(1)
RedTag.com was first launched in August 2008.

(Auctions in these metrics refer to auctions and fixed price listings)

        Gross Merchandise Sales (GMS):    Gross Merchandise Sales differ from GAAP revenue in that gross bookings represents the gross sales price of goods sold by us (including sales through our CM Program) before returns, sales discounts, and cancellations.

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

        Visitors to Bidder %:    The percentage of visitors that bid on an auction item. We use this as a measure of the effectiveness of advertising.

        Auctions Closed:    A closed auction is an auction that has ended because it reached the scheduled closing time for that auction. Auctions closed include both successful auctions and auctions with no bids.

        Auction Success Rate:    The percentage of closed auctions that were successful and received at least one bid.

Segment Information and Financial Comparison

        Prior to the change in the business model in 2008, the Company was organized into four operating segments: Direct sales channel, uBid Certified merchant ("UCM") sales channel, Wholesale (Business to Business) sales channel and Other.

        For the Direct sales channel, the Company was responsible for conducting the auction or listing the fixed sale price for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable.

        For the UCM sales channel, the Company was responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. The Company bore no physical inventory loss or risk for returns related to these sales and recorded commission revenue at the time of shipment.

        For the Wholesale sales channel, the Company sold product purchased directly to other businesses. Revenues were recognized upon shipment.

        All other revenues consisted primarily of advertising revenue derived principally from the sale of online advertisements. Advertising revenues on contracts are recognized as "impressions" (i.e., the number of times that an advertisement appears in pages viewed by users of our websites). Impressions are delivered over the term of the agreement where such agreements provide for minimum monthly, quarterly or annual advertising commitments.

        The revenue and gross profit breakdown of the Company based on the segments prior to the change in the business model is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Net Revenue
Direct	$14,499	$31,135	$50,382
UCM	4,544	5,533	4,686
Business to Business	9,324	5,258	10,790
Live Events	2,999	—	—
Other(1)	213	1,135	701

Total	$31,579	$43,061	$66,559

Gross Profit (Loss)
Direct	$(378)	$2,469	$3,955
UCM	4,544	5,533	4,686
Business to Business	(306)	592	817
Live Events	514	—	—
Other(1)	213	1,134	680

Total	$4,587	$9,728	$10,138

Gross Profit %
Direct	-2.6%	7.9%	7.9%
UCM	100.0%	100.0%	100.0%
Wholesale	-3.3%	11.3%	7.6%
Other(1)	100.0%	99.9%	97.0%

Total	14.5%	22.6%	15.2%

    (1)
    Other Net Revenue and Gross profit includes $21, $58 and $37 related to Bidville.com and $192, $1,077 and $643 related to advertising revenues, for 2008, 2007 and 2006, respectively.

      Bidville.com was an intangible asset bought in 2006 and fully amortized in 2008. See purchased intangible assets in the notes to the financial statements. Advertising revenues were eliminated during 2008.

        During the first quarter of 2008, Enable Holdings commenced efforts to change its business model. Concurrent with this change, we reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their inventory. The seller solutions offered by the Company are: Certified Merchant (CM), Managed Supply and Cash Recovery. Each of the business segments, except commerce innovations, can offer the three seller solutions. The five business segments are listed below:

  1.
  uBid.com:    Our flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

  2.
  RedTag.com:    Our new fixed price internet site launched in August 2008, offers name brand merchandise with a low shipping and handling fee of only $1.95.

  3.
  RedTag Live:    Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

  4.
  Dibu Trading Company:    A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact us to find a buyer that will buy the entire inventory in a single transaction. Our B2B experience allows us to present deals to multiple interested buyers to get the most profitable one.

  5.
  Commerce Innovations:    A software service company which licenses auction software to third party companies. Companies, businesses and governments can use our platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience. The Company is currently in the process of developing and testing this hosted solution and anticipates its launch in the second half of 2009.

        The revenue and gross profit breakdown of the Company based on the segments after the transition is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Net Revenue
uBid.com(1)	$18,624	$37,803	$55,769
RedTag.com	632	—	—
RedTag LIVE	2,999	—	—
Dibu Trading Co.	9,324	5,258	10,790
Commerce Innovations	—	—	—

Total	$31,579	$43,061	$66,559

Gross Profit (Loss)
uBid.com(1)	$4,283	$9,136	$9,321
RedTag.com	96	—	—
RedTag LIVE	514	—	—
Dibu Trading Co.	(306)	592	817
Commerce Innovations	—	—	—

Total	$4,587	$9,728	$10,138

Gross Profit %
uBid.com(1)	23.0%	24.2%	16.7%
RedTag.com	15.2%	—	—
RedTag LIVE	17.1%	—	—
Dibu Trading Co.	-3.3%	11.3%	7.6%
Commerce Innovations	—	—	—

Total	14.5%	22.6%	15.2%

    (1)
    uBid.com Net Revenue and Gross profit includes $21, $58 and $37 related to Bidville.com and $192, $1,077 and $643 related to advertising revenues, for 2008, 2007 and 2006, respectively. Bidville.com was an intangible asset bought in 2006 and fully amortized in 2008. See purchased intangible assets in the notes to the financial statements. Advertising revenues were eliminated during 2008.

Comparison of year ended December 31, 2008 and 2007
    (Dollars in thousands, except per share data and average order value)

        In the year ended December 31, 2008 a number of factors impacted the Company's financial result. During the first quarter of 2008, the Company initiated the transition of our business model from a marketplace seller to an asset recovery company.

        The transition required us to significantly increase investment in certain business areas resulting in an increased net loss in 2008 compared to 2007. During 2008, the Company incurred costs of $4,184 in the transitioning. The planned investment in our new business model required us to utilize available cash and revert to borrowing on our credit facility to fund operations. Due to increasing losses in the third quarter of 2008 we were no longer able to meet the minimum availability requirements on our existing credit facility. Further impacting us was the broader economic conditions in 2008 when the U.S. and worldwide economies experienced a severe downturn. Uncertainty in credit markets negatively impacted the Company's borrowing and capital raising ability and employment uncertainty negatively affected consumer spending, leading to declines in revenues and margins.

        As part of the transition from a seller marketplace to an asset recovery company, the Company implemented a new ERP system which will allow us to enter international markets and increase our operational capabilities. The approximate software and implementation cost of the new ERP system was $1,021. In addition, to expand into diverse channels, we developed a private auction platform and a fixed price platform. The cost related to each was $458 and $119, respectively. The related personnel expense to implement the two projects was approximately $288.

        As the Company transitioned its business model, it incurred additional expenses related to business development and investor relations of $504 and $140, respectively. We also introduced a new business unit—RedTag Live, which facilitates in-store sales and live events. The operating losses related to the RedTag Live business unit in 2008 was $1,194.

        To facilitate the above changes the Company increased its staffing levels. The number of employees at the end of 2007 was 79 employees and reached peak levels in August of 2008 of 106 employees (including temporary workforce). We ended 2008 with a staffing level of 72 employees.

        Expense of $461 was incurred relating to an increase in marketing department employees and consultants. In order to facilitate our website functionality we eliminated ineffective marketing campaigns. Advertising spending was decreased by $1,442 or 44.5% in 2008, a significant decrease compared to 2007. The Company also made the strategic decision to eliminate outside advertising revenues. The advertising revenues historically provided a revenue stream to our Company but also directed visitors away from our websites. The elimination of advertising revenues improved the visitor retention on our sites.

        As the Company changed its business model to an asset recovery solution, we eliminated unprofitable product categories and inefficient and unprofitable sellers.

        The change in the business model was primarily completed in 2008 and we expect all aspects of the new model to be fully implemented in the first half of 2009.

  Revenue

  •
  Web Properties—consists of uBid.com and RedTag.com

        Revenues for our two web properties decreased $18,547 or 49.1% compared to 2007. During 2008 we eliminated several unprofitable product categories and certified merchants and eliminated the advertising revenue.

        Orders for both the Cash Recovery and the Certified Merchant channels decreased 26% and 24%, respectively from the prior year. The number of active CM listers decreased 22% in 2008, as we eliminated the ones that do not fit with our new asset recovery model. In addition to the decrease in the number of orders, the average order value for the Cash Recovery channel decreased $130 or 35.9% per order. The Certified Merchant channel also experienced an average order value decline of $13 or 9.4%.

        The Cash Recovery channel was negatively impacted by the Company's cash position as well as the overall economic climate. The company's lack of cash and open credit terms impacted the Company's ability to offer this solution to its customers. The decline in the Company's cash position was primarily due to the change in the business model in 2008 as well as operating losses.

        The advertising revenue was $192 compared to $1,077 in 2007. The company made the strategic decision to eliminate advertising revenue to increase the customer retention rate on our websites.

        Traffic to the web properties decreased by 2.6 million visitors or 10.7%, primarily due to the decrease in advertising spend. The number of auctions and items for sale at fixed prices decreased by 1.3 million or 51.6% as unprofitable categories and sellers were eliminated. While auctions and items decreased, the number of successful auctions declined slightly by 49,538 or 18.9%.

  •
  Off Line Sales Channels—consists of Dibu Trading Co. and RedTag Live

        Dibu Trading revenues increased $4,066 or 77.3% compared to the same period of the prior year. Through the second quarter ending June 30, 2008, revenues were 53.4% above the prior year. In the third and fourth quarters, revenues declined as our lack of ability to purchase inventory due to cash and credit limitations negatively impacted sales.

        Red Tag Live was launched in the second quarter of 2008. Sales were $2,999. Red Tag Live held a physical liquidation sale in Florida and two events in Illinois. Red Tag Live also operates a small outlet store in Port Charlotte, Florida.

  Gross Profit

  •
  Web Properties—consists of uBid.com and RedTag.com

        Gross profit decreased $4,757 or 52.1% primarily as a result of the decrease in net revenue volume. The gross profit percentage decreased 1.5% from 24.2% to 23.0% at December 31, 2007 and 2008, respectively. The gross profit percentage declined as the overall retail prices within consumer electronics decreased due to the economic conditions negatively impacting consumer spending.

        The gross profit decrease was primarily noted in the third and fourth quarters. As cash availability decreased we were unable to offer a cash recovery solution to sellers, resulting in an inability to purchase merchandise inventory and generate revenues.

  •
  Off Line Sales Channels—consists of Dibu Trading Co. and RedTag Live

        Dibu Trading gross profit for the year was a negative $306 or 3.3%. During the third and fourth quarters we accepted lower selling prices to expedite sales in an effort to generate cash, resulting in negative gross profits incurred on certain sales.

        RedTag Live gross profit for the year was $514 and the gross profit percentage was 17.1%.

  Expenses

        Sales, general and administrative ("SG&A") expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, common area maintenance, depreciation, credit card processing charges, bad debt expenditures, legal and accounting fees as follows.

        SG&A expenses for the year ended 2008 were $18,625, an increase of $1,617 compared to the year ended 2007.

        General & Administrative (G&A) expense increased $2,550 to $15,805 primarily in the following areas:

  •
  Stock based compensation expense, a noncash charge increased by $1,324. The issuance of approximately 45 million warrants triggered a change of control provision. The change of control provision triggered the vesting of approximately 62% of the employee options and all of the outstanding shares of restricted stock. This accelerated vesting resulted in an expense of $1,006.

  •
  RedTag Live, which was launched as a major operation in 2008, had expenses of $1,708 in 2008 compared to none in 2007. The RedTag Live expenses primarily consist of salary, facility and advertising revenues for our facility in Florida.

  •
  Salary and benefit expenses increased $668 or 12.1% as additional staff was brought on to develop the web properties—uBid.com and RedTag.com. As part of the transition, employee staffing increased from 79 at the end of 2007 to 93. As we achieved our initial objectives of the change in the business model, we decreased the staff levels to 72 at the end of 2008.

        The increases in the G&A expense above were partially offset by:

  •
  Decreases of $607 and $188 in warehouse and facility expenses respectively, both of which decreased due to the decrease in sales revenue and inventory levels.

  •
  Decrease in bad debt expense of $431. The bad debt expense decrease in 2008 was because in 2007, the Company expensed an uncollectible account receivable of approximately $352.

  •
  Decrease in depreciation & amortization expense of $346, which was primarily due to a decrease in amortization expense related to the Bidville.com intangible asset. The Bidville.com intangible asset was fully amortized in 2008 with amortization expense of $107 and $495, incurred in 2008 and 2007, respectively.

        Advertising expense decreased $1,442 to $1,799 as we continued to eliminate less effective marketing programs. The cost to acquire a bidder or buyer decreased $1.19 or 31.6% to $2.58 per bidder during the year ended December 31, 2008 compared to $3.77 per bidder in the 2007.

  Other Expense

        Net interest expense was $1,978 for the year ended December 31, 2008 versus net interest income of $179 for the year ended December 31, 2007. The increase in interest expense is a result of the bridge loan and the amortization of the related warrants, commitment fees and payment of fees to Wells Fargo. The interest expense related to the bridge loan warrants was $987. We paid $350 in commitment fees to Fusion Capital. In addition, we paid termination and forbearance fees to Wells Fargo of $125 and $50, respectively. See the liquidity section for additional discussion related to the Wells Fargo and Fusion Capital fees.

  Net Loss

        The Company experienced a net loss of $16,040 or $0.87 per share for the year ended December 31, 2008 compared to a net loss of $7,041 or $0.37 per share for the year ended December 31, 2007. Net loss per share increased due to the aforementioned change in the business model and the interest expense related to the bridge loan.

Comparison of year ended December 31, 2007 and 2006
    (Dollars in thousands, except per share data and average order value)

  Revenue

  •
  Web Properties—consists of uBid.com

        Revenues for our two web properties decreased $17,966 or 32.2% compared to 2006. Traffic to the web properties decreased by 3.4 million visitors or 11.2%, primarily due to a 25.9% reduction in advertising spending in 2007. The numbers of orders increased by 42,000 while the average order value decreased by $12 per order. The decrease in average order value was primarily due to the decline in the prices of consumer electronics.

  •
  Off Line Sales Channels—consists of Dibu Trading Co.

        Dibu Trading revenues decreased $5,532 or 51.3% in 2007, compared to 2006. In the fourth quarter of 2006, Dibu Trading was reorganized along with the release of several staff members. No additional staff was added to this division until November 2007, resulting in the decreased revenues in 2007 compared to 2006.

  Gross Profit

  •
  Web Properties—consists of uBid.com

        Gross profit decreased $185 or 2.0% primarily as a result of the decrease in volume. The gross profit percentage increased 7.5% from 16.7% to 24.2% for the year ended December 31, 2006 and 2007, respectively. Generally, overall margins fluctuate based on several factors, including product mix by our direct consumer business.

  •
  Off Line Sales Channels—consists of Dibu Trading Co.

        Dibu Trading gross profit decreased $225 in 2007, compared to 2006.The gross profit percentage increased 3.7% in 2007, from 7.6% to 11.3%, in 2006 and 2007, respectively.

  Expenses

        SG&A expenses for the year ended December 31, 2007 were $17,008, a decrease of $952 from the year ended December 31, 2006.

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

  Other Expense

        Net interest income was $179 for the year ended December 31, 2007 compared to $267 for the year ended December 31, 2006. Net interest income results from interest received on short term investments of excess cash proceeds less interest incurred on credit line borrowings. The lower cash balances during 2007 resulted in decreased interest income.

  Net Loss

        The Company incurred a net loss of $7,041 or $0.37 per share for the year ended December 31, 2007 compared to a net loss of $7,555 or $0.37 per share for the year ended December 31, 2006.

        Liquidity and Capital Resources

        (Dollars in thousands, except per share data)

        Historically, our primary sources of capital have been cash flow from operations and from private offerings of our common stock and warrants to acquire our common stock. Since 2005, we raised an aggregate of $29,500 from private offerings. In October 2008, we obtained a $2,550, 90-day bridge loan, part of which was extended through April 2009.

        Net cash used in operating activities for the years ended December 31, 2008, 2007 and 2006 was $8,139, $4,801 and $9,870, respectively. The 2008 increase was primarily due to increase in net loss and accounts receivable. Partially offsetting was the cash provided by the increase in accounts payable as well as a decrease in merchandise inventories. Inventory levels and accounts payable balances fluctuate based on cash availability as well as availability of product in the market. The 2007 decrease was primarily due to decreases in accounts receivable, prepaid expenses, lower net loss and increases in accounts payable. Partially offsetting the decreases were increased cash used for inventory and accrued expenses. The 2006 increase was primarily due to decreases in accounts payable and accrued expenses offset by lower net losses and lower inventories.

        Net cash used in investing activities was $2,092 and $180 for the years ended December 31, 2008 and 2007, respectively. Net cash provided by investing activities was $5,349 for the year ended December 31, 2006. The 2008 increase is primarily attributable to the increase in capital spending. During 2007, we purchased and began implementing a new Enterprise Resource System (ERP) from Microsoft. The system and installation costs incurred during 2008 were approximately $1,550. The first phase of the conversion was completed during the first quarter of 2009.

        Net cash provided by financing activities was $2,606 for the year ended December 31, 2008. Net cash used in financing activities was $2,080 and $1,870 for the years ended December 31, 2007 and 2006, respectively. The cash provided in 2008 is primarily attributable to the proceeds of $2,550 related to the bridge loan (described below). The $2,080 cash used in 2007 was primarily due to the purchase of treasury stock in April 2007. The $1,870 cash used at December 31, 2006 was primarily due to payments made under the flooring facility and the second part of the private offering as described below.

        On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the "Credit Agreement"). The Credit Agreement provided for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company varied from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements were secured by all of the Company's assets. The initial term of the Agreement was three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount was available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement incurred interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement requires a prepayment fee of $500 if the Company terminated the Credit Agreement during its first year, $400 if it terminated the Credit Agreement during its second year and $100 if the Company terminated the Credit Agreement during the third year. The Credit Agreement requires the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company was obligated contractually by a restrictive lock box arrangement. The Credit Agreement also required the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10.

        On July 25, 2008, Wells Fargo Bank notified the Company of the Company's failure to meet the minimum excess availability requirement of $3,500. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that the Company demonstrate net earnings at the levels stated in the agreement. Due to the change in the business model of the Company in 2008, it was unable to meet the covenants. On October 15, 2008, the Company paid off-the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement specified above. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50 and early termination fee of $125. Wells Fargo has also released its security interest in the Company's collateral.

        On July 15, 2008 the Company signed a $10,000 common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission ("SEC") covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, as long as the Company's common stock is trading above $0.75 per share, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60 to $1,000, depending on certain conditions set forth in the agreement, up to an aggregate of $10,000.

        In consideration for entering into the agreement, upon execution of the common stock purchase agreement the Company issued to Fusion Capital 230,074 shares of the Company's common stock as a commitment fee. Also, the Company will issue to Fusion Capital an additional 230,074 shares as a commitment fee pro rata as the Company receives the $1,000 of future funding. The purchase price of the shares related to the $1,000 of future funding will be based on the prevailing market prices of the Company's common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below $0.75 per share. The common stock purchase agreement may be terminated by the Company at any time at the Company's discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement will be used to provide working capital to further implement the Company's recently announced strategic change to focus on liquidating excess inventories.

        The Company issued the initial 230,074 shares as a commitment fee, at the agreed upon price of $1.52 per share, determined based on the 20-day moving average as of the agreement acceptance date of June 25, 2008. The Company filed the registration statement on September 5, 2008 and recorded the common stock transaction in the quarter ended September 30, 2008. In a letter dated October 3, 2008, the SEC notified the Company that the S-1 registration statement has been selected for review. The Company elected not to respond to the SEC notification because the stock price of the Company was trading well below the agreed upon price of $0.75, which would have obliged Fusion Capital to not provide the capital. In December 2008, the Company wrote off the commitment fee issued in conjunction with this agreement. The commitment fee was paid in the form of common stock of the Company.

        Due to the recent worldwide economic downturn, the Company continues to experience difficulty raising capital to finance ongoing operations. The difficulty in raising capital during this severe economic downturn was compounded by the fact that the Company's largest shareholder, The Petters Group Worldwide and in particular Thomas J. Petters, is currently the subject of a Federal investigation. Although the Company is not controlled by the Petters Group Worldwide, nor does Thomas J. Petters have any control over the Company's management or day to day operations, the investigation negatively impacted the Company's financing efforts.

        During the fourth quarter of 2008, the Company received a $2,550 bridge loan provided by multiple accredited investors, a portion of which was provided by related parties (See Note 18). The bridge loan is in the form of an Unsecured Debentures and bear interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company's common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company's common stock. The warrants are exercisable immediately for a period of 5 years from the agreement date. The investors may elect to convert the accrued and unpaid interest into the common stock of the Company.

        On January 16, 2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550 in the form of a 90 day bridge loan. The original maturity date of such loans was January 12, 2009, January 29, 2009 and February 19, 2009, and the maturities have been extended by an additional 90 days. The investors made such extensions pursuant to Debenture Modification and Extension Agreements which call for an extension of the loans for 90-days after their original 90-day terms. Although the bridge loan holders are under no obligation to extend the maturity of the loan and can call the loan payment upon maturity, the Company expects to request further extension until it gains access to credit to be able to pay off this loan. During the first quarter of 2009, the Company paid off $100 associated with the bridge loan.

        As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), extreme volatility in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company's products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company has not been successful in securing financing, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company's ability to procure additional materials and services needed to meet our customers' requirements. If the Company is unable to secure long-term financing or capital, the operations will be difficult to continue for the near term.

        For more information on financing arrangements that the Company is currently pursuing and intend to pursue, refer to footnote 20 of the financial statements.

        However, there is no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern.

  Contractual Obligations

        As of December 31, 2008, our contractual obligations consisted of the $2,550 bridge loan and operating leases.

        The bridge loan is in the form of an Unsecured Debenture and bears interest at the rate of 18% per annum. As of December 31, the outstanding balance on the bridge loan was $2,588 including the unpaid interest of $38. See footnote #10 for more discussion.

        The operating leases consist of base rent under our current leases for both our corporate office and call center. Under both leases we also pay additional rent for our proportionate share of common area maintenance, real estate taxes and other operating expenses.

        Minimum payments for the bridge loan and the operating leases are as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
$3,266,476	$3,095,176	$171,301	$—	$—

  Off-Balance Sheet Arrangements

        As of December 31, 2008, 2007 and 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, promulgated by the SEC.

  Inflation

        Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be adversely affected by inflation.

  Recent Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Statement of Financial Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157" which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. SFAS 157-3, which provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. We have adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and we do not anticipate that full adoption in fiscal 2009 will have a material impact on our results of operations or financial condition.

        On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The Company did not elect the fair value option pursuant to SFAS 159.

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

SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.The Company does not have any non-controlling interests and thus SFAS 160 has no effect on Company's financials.

        In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of EITF 07-5 on its consolidated financial statements. We currently do not anticipate adoption of EITF No. 07-5 will have a significant effect on our consolidated financial statements.

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

Item 8.    Financial Statements and Supplementary Data

 Independent Auditors' Report

Board of Directors and stockholders
Enable Holdings, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of Enable Holdings, Inc. (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enable Holdings, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has a working capital deficit, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Chicago, Illinois
April 6, 2009

ENABLE HOLDINGS, INC. and Subsidiaries

Consolidated Condensed Balance Sheets

(Dollars in Thousands, except per value per share)

	December 31,
	2008	2007
Assets

Current Assets
Cash and cash equivalents	$99	$7,724
Restricted investments	462	212
Accounts receivable, less allowance for doubtful accounts of $635 and $467, respectively	820	648
Merchandise inventories, less reserve for obsolescence of $548 and $409, respectively	2,274	5,156
Prepaid expenses and other current assets	384	759

Total Current Assets	4,039	14,499

Property and Equipment, net	2,143	725
Purchased Intangible Assets, net	202	107

Total Assets	$6,384	$15,331

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$4,016	$2,766
Bridge loan payable, net of discount of $987	1,563	—
Accrued expenses:
Product cost	619	—
Other	692	1,141

Deferred rent	30	258
Flooring facility	370	314

Total Current Liabilities	7,290	4,479

Shareholders' Equity (Deficit)
Common stock, $.001 par value (200,000,000 shares authorized as of December 31, 2008 and December 31, 2007; 18,826,678 and 18,197,783 shares issued and outstanding, respectively as of December 31, 2008 and December 31, 2007)	$20	$20
Treasury stock, 2,135,550 shares of common stock	(2,242)	(2,242)
Stock warrants	10,249	8,086
Additional paid-in-capital	39,368	37,248
Accumulated deficit	(48,301)	(32,260)

Total Shareholders' Equity (Deficit)	$(906)	$10,852

Total Liabilities and Shareholders' Equity (Deficit)	$6,384	$15,331

The accompanying notes are an integral part of these consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries

Consolidated Condensed Statement of Operations

(Dollars in Thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net Revenues	$31,579	$43,061	$66,559
Cost of Revenues	26,992	33,333	56,421

Gross Profit	4,587	9,728	10,138

Operating Expenses
General and administrative	15,805	13,255	12,973
Sales and marketing	2,820	3,753	4,987

Total operating expenses	18,625	17,008	17,960

Loss From Operations	(14,038)	(7,280)	(7,822)
Interest (Expense) Income, net	(1,978)	179	267
Miscellaneous (Expense) Income	(24)	60	—

Net Loss	$(16,040)	$(7,041)	$(7,555)

Net Loss per share—Basic and Diluted	$(0.87)	$(0.37)	$(0.37)

Weighted Average Shares—Basic and Diluted	18,492,477	18,864,777	20,260,689

The accompanying notes are an integral part of these consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries

Consolidated Statement of Shareholders' Equity (Deficit)

(Dollars in Thousands)

	Common Stock				Treasury Stock
			Stock Warrants	Paid-in Capital			Accumulated Deficit
	Shares	Dollars			Shares	Dollars		Total
Balance, December 31, 2005	19,399,334	$17	$6,322	$25,907	$—	$—	$(17,664)	$14,582
Second private offering(1)	333,332	3	1,560	11,937	—	—	—	13,500
Stock compensation expense	—	—	—	708	—	—	—	708
Second private offering costs(1)	600,667	—	204	(1,704)	—	—	—	(1,500)
Net Loss	—	—	—	—	—	—	(7,555)	(7,555)

Balance, December 31, 2006	20,333,333	$20	$8,086	$36,848	—	$—	$(25,219)	$19,735

Stock compensation expense	—	—	—	400	—	—	—	400
Common stock and warrants repurchase(2)	(2,135,550)	—	—	—	2,135,550	(2,242)	—	(2,242)
Net Loss	—	—	—	—	—	—	(7,041)	(7,041)

Balance, December 31, 2007	18,197,783	$20	$8,086	$37,248	2,135,550	$(2,242)	$(32,260)	$10,852

Stock compensation expense	—	—	—	1,723	—	—	—	1,723
Common stock issuance(3)	150,000	—	—	202	—	—	—	202
Common stock issuance(4)	230,074	—	—	350	—	—	—	350
Common stock issuance(5)	248,821	—	—	—	—	—	—	—
Warrants issued for services(6)	—	—	188	(156)	—	—	—	32
Warrants issued in conjunction with debt(7)	—	—	1,975	—	—	—	—	1,975
Net Loss	—	—	—	—	—	—	(16,040)	(16,040)

Balance, December 31, 2008	18,826,678	$20	$10,249	$39,367	2,135,550	$(2,242)	$(48,300)	$(906)

(1)
On February 3, 2006, the Company completed the second part of the private offering of units to accredited investors. In this offering, the Company sold 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock on the same terms as described above for an aggregate $13,500. The Company also redeemed the 2,666,668 shares of common stock issued in connection to the merger and the first private offering that were subject to redemption at a price of $4.50 per share (and then reissued these shares without the redemption feature as part of the 3,000,000 shares sold). The Company also issued 600,667 shares of common stock (valued at $4.50 per share) to shareholders of Cape Coastal prior to merger and uBid's financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of it's common stock to its placement agents on the same terms as described above. The second part of the private offering resulted in no net cash proceeds being retained by the Company. Issuance costs, including the value of the warrants and the shares issued to Calico Capital Group, were $4,407.

(2)
On April 25, 2007, the Company entered into a stock repurchase agreement with a group of private investors under common management to repurchase 2,135,550 shares of the Company's common stock and warrants to purchase 580,937 shares of the Company's common stock held by such private investors at a combined price of $1.05 for the company stock and for the warrants for an aggregate purchase price of $2,242. These shares and warrants repurchased in this privately negotiated transaction were originally acquired by the private investors in the Company's private placement that initially closed on December 29, 2005. The repurchase represented 11% of the common stock and warrants outstanding.

(3)
150,000 shares of common stock issued for the acquisition of www.redtag.com URL at $1.35/share.

(4)
230,074 shares of common stock issued as a commitment fee at $1.52/share.

(5)
248,821 shares of restricted common stock issued in exchange for previously issued stock options. 767,000 stock options were converted into a total of 255,657 shares of restricted common stock, of which 248,821 are vested and 6,836 are forfeited, as of December 31, 2008. The stock options were cancelled upon issuance of such restricted common stock.

(6)
Issued warrants to purchase 90,000 shares of common stock to an investor relations company. The face value of the warrants is $188, of which $156 was allocated to paid in capital, based on a $32 fair value.

(7)
Issued warrants to purchase 41,450,000 shares of common stock in conjunction with the issuance of Bridge Loan. Per APB 14, The fair value of the warrants of $8,700 was allocated to warrants and the debt based on the relative fair value of each. The fair value allocated to the warrants is $1,975.

The accompanying notes are an integral part of these consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries

Consolidated Condensed Statement of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2008	2007		2006
Cash Flows From Operating Activities
Net loss	$(16,040)	$(7,041	) $	(7,555)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	531	876		438
Non-cash stock compensation expense	1,723	400		708
Interest on Warrants issued 90 day Bridge Loan	988	—		—
Warrants issued for services	32	—		—
Commitment fee	350	—		—
Changes in assets and liabilities:
Accounts receivable	(340)	911		(659)
Provision for bad debts	168	251		155
Merchandise inventories	2,882	(1,102)		1,935
Prepaid expenses and other current assets	375	430		(542)
Accounts payable	1,250	526		(2,217)
Accrued expenses	170	(245)		(2,198)
Deferred rent	(228)	193		65

Net cash used in operating activities	(8,139)	(4,801)		(9,870)

Cash Flows From Investing Activities
Capital expenditures	(1,842)	(182)		(717)
Intangible assets	—	—		(723)
Change in restricted cash	(250)	—		—
Change in restricted investments	—	2		6,789

Net cash (used in) provided by investing activities	(2,092)	(180)		5,349

Cash Flows From Financing Activities
Change in flooring facility	56	162		(1,460)
Redemption of common stock	—	—		(12,000)
Common stock and warrant repurchase	—	(2,242)		13,500
Fees paid in conjunction with merger and offerings	—	—		(1,500)
Payments on long-term debt	—	—		(410)
Proceeds from 90 day Bridge Loan	2,550	—		—

Net cash provided by (used in) financing activities	2,606	(2,080)		(1,870)

Net Decrease in Cash and Cash Equivalents	(7,625)	(7,061)		(6,391)

Cash and Cash Equivalents, beginning of period	7,724	14,785		21,176

Cash and Cash Equivalents, end of period	$99	$7,724 $		14,785

Supplemented Cash Flow Disclosure
Cash paid for interest	$425	$260 $		275
Non-cash Investing Activity(1)	203	—		—
Warrants and stock issued as stock issuance costs	—	—		2,907

(1)
Issuance of common stock for www.RedTag.com URL

The accompanying notes are an integral part of these consolidated condensed financial statements.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

1. Organization and Operations

        Enable Holdings, Inc. (the "Company" or "Enable"), formerly uBid.com Holdings, Inc., operates leading on-line websites that enable itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers. Through the Company's websites, located at www.uBid.com and www.RedTag.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company's marketplace employs a combination of auction style and fixed price formats.

        uBid, Inc. commenced operations in 1997 primarily selling computer and consumer electronics on our online auction style marketplace as a wholly-owned subsidiary of PC Mall. In December 1998, uBid completed an initial public offering.

        During the first quarter of 2008, Enable Holdings commenced it efforts to change its business model. Concurrent with this change, we changed the name of the Company to Enable Holdings and reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their inventory. The segments are listed below:

  1.
  uBid.com:    Our flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

  2.
  RedTag.com:    Our new fixed price internet site launched in August 2008, offers name brand merchandise with a low shipping and handling fee of only $1.95.

  3.
  RedTag Live:    Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

  4.
  Dibu Trading Company:    A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact us to find a buyer that will buy the entire inventory in a single transaction. Our B2B experience allows us to present deals to multiple interested buyers to get the most profitable one.

  5.
  Commerce Innovations:    A software service company which licenses auction software to third party companies. Companies, businesses and governments can use our platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience. The Company is currently in the process of developing and testing this hosted solution and anticipates its launch in the second half of 2009.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

2. Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

  Year-End

        The Company's fiscal year ends on December 31.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances in two institutions and has concentration of credit risk to the extent deposits may exceed the federally insured limits.

  Restricted Investments

        The Company maintains restricted collateral invested in money market accounts and are used as security for the Company's office lease and purchases from certain suppliers. Interest on the money market account is earned at approximately 2.0% per annum.

        The Company is required to maintain Letters of Credit collateralized by restricted investments to support credit lines with certain suppliers. For 2007, a maximum of $250 was available under the credit line described in Note 9 eliminating the need for restricted investments.

  Accounts Receivable

        Accounts receivable consist of amounts due from customers, businesses, and credit cards billed for which payment has not yet been received at year end. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses based on historical trends and known current factors.

        Activity relating to the allowance for doubtful accounts is summarized as follows:

December 31,	2008	2007	2006
Balance, beginning of year	$467	$215	$60
Charged to costs and expenses	340	282	155
Write-offs, retirements and recoveries	(172)	(30)	—

Balance, end of year	$635	$467	$215

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

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

  Purchased Intangible Assets

        Purchased intangible assets consist primarily of a trademark and customer relationships. These assets are amortized over their estimated useful lives of twelve to twenty-four months, in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

  Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the years ended December 31, 2008 and 2007.

  Financial Instruments

        The carrying amounts reported in the balance sheet for cash, cash equivalents, restricted investments, accounts receivable, flooring facility, accounts payable, accrued expenses and current maturities of long term debt approximate fair value because of the short-term nature of these amounts.

  Revenue Recognition

        The Company sells merchandise under three types of arrangements, cost recovery, managed supply and certified merchant (CM).

        For cost recovery sales, the Company is responsible for conducting the auction for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

merchandise returns and collecting accounts receivable. In accordance with the provisions of Staff Accounting Bulletin 104, the Company recognizes revenue when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped (FOB Shipping Point) and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

        For sales of merchandise under managed supply agreements, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. CM is identical to managed supply sales, except that the Company is not resposonsible for conducting the auctions. The Company bears no physical inventory loss or returns risk related to these sales. The Company records commission revenue at the time of shipment. Commission revenues recognized under managed supply and CM arrangements were $4,544, $5,533 and $4,686 for the periods ended December 31, 2008, 2007 and 2006, respectively.

  Shipping and Handling Costs

        Shipping costs that are billable to the customer are included in revenue and all shipping costs that are payable to vendors are included in cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the years ended December 31, 2008, 2007 and 2006 were $551, $560 and $767, respectively.

  Merchandise Return Policy

        The Company's return policy, for all selling arrangements, is that merchandise sold by the Company can be returned within 15 days. Returns are subject to a 15% restocking fee which are included in revenues. Restocking fees for the periods ended December 31, 2008, 2007 and 2006 were $26, $62 and $81, respectively. However, the Company, although not obligated to do so, may accept merchandise returns outside the 15-day period if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. The Company provides an accrual for estimated future returns at the time of shipment based on historical experience.

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

        Total advertising costs included in Sales and Marketing expense in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 were $1,784, $3,241 and $4,377, respectively.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"). This pronouncement requires companies to measure the cost of employee service received in exchange for a share-based award (typically stock options) based on the fair value of the award. The Company has elected to use the "modified prospective" transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. There were no options granted prior to December 29, 2005. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Prior to 2006, the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock option's exercise price was set at the stock's fair market value on the date the option was granted. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the years ended December 31, 2008, 2007 and 2006 was $1,723, $400 and $708, respectively.

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

  Net Loss Per Share

        The Company computes loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The statement requires presentation of two amounts: basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share includes all common stock equivalents unless anti-dilutive.

        Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive.

December 31,	2008	2007	2006
Shares subject to stock warrants	44,862,398	3,232,939	3,903,336
Shares subject to stock options	1,568,500	1,984,100	1,530,600

	46,430,898	5,217,039	5,433,936

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Statement of Financial Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157" which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. SFAS 157-3, which provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. We have adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and we do not anticipate that full adoption in fiscal 2009 will have a material impact on our results of operations or financial condition.

        On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The Company did not elect the fair value option pursuant to SFAS 159.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.The Company does not have any non-controlling interests and thus SFAS 160 has no effect on Company's financials.

        In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of EITF 07-5 on its consolidated financial statements. We currently do not anticipate adoption of EITF No. 07-5 will have a significant effect on our consolidated financial statements.

3. Merger and Private Offerings

        On December 29, 2005, Cape Coastal Trading Corporation, uBid Acquisition Co., Inc. ("Acquisition Sub") and uBid, Inc. entered into a Merger Agreement and Plan of Reorganization. Under the Merger Agreement, Acquisition Sub merged with and into uBid, Inc., with uBid, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of Cape Coastal Trading Corporation (or "Cape Coastal"). Just prior to the closing date, all outstanding convertible preferred shares and warrants to acquire common shares of uBid were converted and exercised such that, just prior to the merger 3,793 common shares were outstanding which were exchanged on a 2,320 to 1 basis on the closing date into 8,800,000 shares of common stock with up to 444,444 shares of common stock subject to redemption at a redemption price of $4.50. The Financial Statements reflect the impact of the merger and the resulting exchange of the Company's common stock outstanding before the conversion and exercise of the convertible preferred stock and warrants. The stockholders of Cape Coastal before the merger retained 599,331 shares of common stock. Before the merger, Cape Coastal was a public shell company. Concurrent with the merger, the Company amended its Certificate of Incorporation to change its name from Cape Coastal Trading Corporation to "uBid.com Holdings, Inc."

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

        Concurrent with the merger, the Company completed the first part of a private offering of common stock shares and warrants (the "Units") to accredited investors. The Company sold 10,000,003 shares of its common stock of which 2,222,224 shares were subject to redemption and warrants to

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

3. Merger and Private Offerings (Continued)

purchase 2,500,003 shares of its common stock at $5.85 for a period of 5 years, for aggregate consideration of approximately $45,000. These warrants were valued at $2.08 per warrant for an aggregate of $5,200 using a Black-Scholes model (see Note 16 for pricing assumptions). Some of the investors participating in the first part of the private offering held notes that were issued by uBid before the merger, including $10,500 of debt held by the Petters Group and $5,000 of debt held by the bridge loan holders. Rather than accepting cash consideration for the Units acquired by these investors, the Company agreed to issue Units at a rate of one Unit for each $4.50 of debt for consideration of the note holders' cancellation of the existing notes. Of the 3,444,444 Units issued in exchange for debt, 2,222,224 Units were issued to Petters Group with common shares that were subject to redemption at a redemption price of $4.50. For debt exchanged with Units that did not have redeemable common shares, the value of the securities issued in exchange for the debt equaled the face value of the debt exchanged, and accordingly, no gain or loss was recognized or recorded by the Company. Due to the higher value of the redeemable common shares issued to Petters Group, the Company realized a loss of approximately $1,156 upon the exchange of debt for Units with those redeemable common shares. However, as the Petters Group is considered a significant related party to the Company, the exchange was treated for accounting purposes as a capital transaction and the resulting loss was reflected as a dividend to shareholders rather than as a direct reduction of net earnings. Therefore, the consideration the Company received on the Closing Date consisted of approximately $29,500 in cash and $15,500 in cancelled debt. In addition, on the Closing Date, the Company issued warrants to purchase 333,333 shares of its common stock to the bridge note holders as a financing fee, which warrants are exercisable for three years at an exercise price of $4.50 and the value of which, $600, was recorded as interest expense. The Company also issued warrants to purchase 230,000 shares of its common stock to its placement agents in the offering, which warrants are exercisable for five years at an exercise price of $4.50 and the value of which, $522, was recorded as cost of the equity issuance. These warrants were valued at $1.80 and $2.27, respectively; per warrant for an aggregate of $1,122 using a Black-Scholes model. Issuance costs, including the value of the placement agent warrants, were $4,670.

        On February 3, 2006, the Company completed the second part of the private offering to accredited investors. In this offering, the Company sold on the same terms as described above for an aggregate of $13,500, 3,000,000 shares of its common stock and warrants to purchase 750,002 shares of its common stock. The Company also redeemed the 2,666,668 shares of common stock issued in connection with the merger and the first private offering that were subject to redemption at a price of $4.50 per share and issued 600,667 shares of common stock (valued at $4.50 per share) to Cape Coastal and uBid's financial advisor, Calico Capital Group. In addition, the Company issued additional warrants to purchase 90,000 shares of its common stock to its placement agents on the same terms as described above. The second part of the private offering resulted in no net cash proceeds being retained by the Company. Issuance costs, including the value of the placement agent warrants and the shares issued to Calico Capital Group, were $4,407.

        On April 25, 2007, the Company entered into a stock repurchase agreement with a group of private investors under common management to repurchase 2,135,550 shares of the Company's common stock and warrants to purchase 580,937 shares of the Company's common stock held by such private investors at a combined price of $1.05 for the company stock and for the warrants for an aggregate purchase price of $2,242. These shares and warrants repurchased in this privately negotiated transaction were originally acquired by the private investors in the Company's private placement that

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

3. Merger and Private Offerings (Continued)

initially closed on December 29, 2005. The repurchase represented 11% of the common stock and warrants outstanding.

        On July 15, 2008 the Company signed a $10,000 common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission ("SEC") covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, as long as the Company's common stock is trading above $0.75 per share, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60 to $1,000, depending on certain conditions set forth in the agreement, up to an aggregate of $10,000.

        In consideration for entering into the agreement, upon execution of the common stock purchase agreement the Company issued to Fusion Capital 230,074 shares of the Company's common stock as a commitment fee. Also, the Company will issue to Fusion Capital an additional 230,074 shares as a commitment fee pro rata as the Company receives the $1,000 of future funding. The purchase price of the shares related to the $1,000 of future funding will be based on the prevailing market prices of the Company's common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below $0.75 per share. The common stock purchase agreement may be terminated by the Company at any time at the Company's discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement will be used to provide working capital to further implement the Company's recently announced strategic change to focus on liquidating excess inventories.

        The Company issued the initial 230,074 shares as a commitment fee, at the agreed upon price of $1.52 per share, determined based on the 20-day moving average as of the agreement acceptance date of June 25, 2008. The Company filed the registration statement on September 5, 2008 and recorded the common stock transaction in the quarter ended September 30, 2008. In a letter dated October 3, 2008, the SEC notified the Company that the S-1 registration statement has been selected for review. The Company elected not to respond to the SEC notification because the stock price of the Company was trading well below the agreed upon price of $0.75, which would have obliged Fusion Capital to not provide the capital. In December 2008, the Company wrote off the commitment fee issued in conjunction with this agreement. The commitment fee was paid in the form of common stock of the Company.

        During the fourth quarter of 2008, the Company received a $2,550 bridge loan provided by multiple accredited investors. The 90 day bridge loan is in the form of an Unsecured Debenture and bears interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase 12,750,000, 25,500,000 and 3,200,000 shares of the Company's common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

3. Merger and Private Offerings (Continued)

Company's common stock. The warrants are exercisable immediately for a period of 5 years from the agreement date. The investor may elect to convert the accrued and unpaid interest into the common stock of the Company. The original due dates for the bridge loan ranged from January 12, 2009 to February 19, 2009. During the first quarter of 2009, the Company elected to extend the maturity date of the bridge loan by an additional period of 90 days through April 14, 2009.

4. Merchandise Inventories

        Merchandise inventories consist of the following:

December 31,	2008	2007	2006
Merchandise Inventories	$2,822	$5,565	$4,095
Inventory in transit	—	—	108
Less reserves	(548)	(409)	(149)

Total	$2,274	$5,156	$4,054

        Activity related to the inventory reserve is summarized as follows:

December 31,	2008	2007	2006
Balance, beginning of year	$(409)	$(149)	$(315)
Charged to costs and expenses	(1,404)	(431)	(1,621)
Write-offs	1,265	171	1,787

Balance, end of year	$(548)	$(409)	$(149)

5. Major Suppliers

        During the year ended December 31, 2008, Hewlett-Packard Company ("HP") accounted for 38.13%, of the Company's inventory purchases. Amount due at December 31, 2008 included in accounts payable and flooring facility was approximately $903 to HP.

        During the year ended December 31, 2007, Sony and HP accounted for 25.6% and 29.7%, respectively, of the Company's inventory purchases. Amounts due at December 31, 2007 included in accounts payable and flooring facility were approximately $404 and $527, respectively, to these vendors.

        During the year ended December 31, 2006, Sony Electronics, Inc. ("Sony") accounted for 12.9% of the Company's inventory purchases. Amount due at December 31, 2006 included in accounts payable and flooring facility was approximately $883 to Sony.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

6. Property and Equipment

        Property and equipment consist of the following:

December 31,	2008	2007
Computer equipment	$1,523	$1,160
Furniture and fixtures	95	95
Leasehold improvements	511	511
Construction in Progress	1,479	—

Less accumulated depreciation	(1,465)	(1,041)

Total	$2,143	$725

        Construction in progress increased in 2008 due to the ongoing implementation of Microsoft AX dynamics to replace our current ERP system as well as other consulting expenditures. The Company estimates that it will incur an additional $250 to complete the system implementation.

        Depreciation and amortization expense was $531, $876 and $438 for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Purchased Intangible Assets

        During 2008, the Company purchased an internet domain name or Universal Resource Locator or URL, www.redtag.com, from a holder of greater than 5% of our voting common stock. The URL has an indefinite useful life and thus in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the intangible asset need not be amortized. Each reporting period, the Company will evaluate the useful life of the intangible asset to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed. No impairment was recorded as of December 31, 2008. The carrying value of the URL as of December 31, 2008 was $203.

        During 2006, the Company purchased certain intangible assets consisting of a trademark and customer list totaling approximately $723. Total amortization for the years ended December 31, 2008, 2007 and 2006 was $107, $495 and $121, respectively. The carrying value of the trademark and customer list at December 31, 2008 was $0.

8. Flooring Facility

        During 2008, 2007 and 2006, the Company maintained a short-term $1,000, $2,000 and $4,000 secured flooring facility with IBM (the "Flooring Facility"), respectively, whereby IBM made payments on behalf of the Company to its vendors. Under the terms of the agreement, the Flooring Facility does not bear interest if outstanding balances are paid within the terms specific to each vendor; otherwise, interest is accrued on outstanding balances at the prime rate plus 6.5%. The Company accounts for all Flooring Facility purchases as a financing cash inflow, with a corresponding cash outflow for the increase in its inventory. Upon repayment, the cash outflow is reported as a financing activity. The net effect on operating cash flow is the amount of gross profit generated. Interest expense for the years

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

8. Flooring Facility (Continued)

ended and December 31, 2008, 2007and 2006 relating to the Flooring Facility was $44, $102 and $150, respectively.

December 31,	2008	2007	2006
Face value	$370	$317	$154
Less discount	—	(3)	(2)

Present Value	$370	$314	$152

        During 2008 and 2007, the Flooring Facility was secured by security deposits of $500 and $1,000, respectively. (See Note 2) There are no restrictive covenants on the Flooring Facility. The IBM flooring facility was terminated in 2008 and hence there was no balance due as of December 31, 2008.

        During 2008, the Company entered into multiple short-term inventory financing arrangements with various investors. The arrangements allow the Company to finance inventory purchases for which interest is accrued at a rate of .50% per week to 1% per week. For 2008, the liability related to such financing arrangements totaled $370.

9. Long-Term Debt

        On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the "Credit Agreement"). The Credit Agreement provided for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company varied from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements were secured by all of the Company's assets. The initial term of the Agreement is three years, expiring on April 28, 2009. Up to $7,000 of the maximum amount was available for irrevocable, standby and documentary letters of credit. At December 31, 2007, the Company had $2,000 in letters of credit issued as security for purchases from certain suppliers. Advances under the Credit Agreement bore interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement required a prepayment fee of $500 if the Company terminated the Credit Agreement during its first year, $400 if it terminated the Credit Agreement during its second year and $100 if the Company terminated the Credit Agreement during the third year. The Credit Agreement required the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company was obligated contractually by a restrictive lock box arrangement. The Credit Agreement also required the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10.

        On July 25, 2008, Wells Fargo Bank notified the Company of the Company's failure to meet the minimum excess availability requirement of $3.5 million. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that we demonstrate net earnings at the levels stated in the agreement. Due to the change in the business model of the Company in 2008, the Company was unable to meet the financial covenants.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

9. Long-Term Debt (Continued)

        On October 15, 2008, the Company paid off-the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50 and early termination fee of $125. Wells Fargo has also released its security interest in the Company's collateral.

10. Bridge Loan

        During the fourth quarter of 2008, the Company received a $2,550 bridge loan provided by multiple accredited investors. The bridge loan is in the form of an Unsecured Debenture and bears interest at the rate of 18% per annum. In consideration for the loan, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company's common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company's common stock. The warrants are exercisable immediately for a period of five years from the agreement date. The investors may elect to convert the accrued and unpaid interest into common stock of the Company.

        The Company engaged an independent valuation company to determine the fair market value of the warrants that were issued in conjunction with the bridge loan. The fair market value of the warrants was determined to be $8,752 based on a volatility range of 66.71%-83.60% and an interest rate range of 1.22%-4.08%.

        Per APB 14-1—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), the Company recorded the fair value of the warrants using the relative fair value of the warrants and the debt. The resulting discount of $1,975 will be amortized over a period of 6 months. The Company amortized the discount over 6 months because the loan was extended for an additional period of 90 days for a total of 180 days (6 months).

        During the first quarter of 2009, the Company elected to extend the maturity for $2,450 related to the bridge loan. The original due dates of the $2,450 ranged from January 12, 2009 to February 19, 2009, which was extended for an additional period of 90 days through April 14, 2009. The Company expects to extend the maturity of this remaining balance until it gains access to credit to be able to pay off this loan. During the first quarter of 2009, the Company has paid off $100 associated with the bridge loan.

11. Employee Benefit Plans

        Company employees participate in a 401(k) savings plan. The plan is open to all full-time eligible employees who have attained age 21 and have completed 30 days of service. Participants may make tax-deferred contributions subject to limitations specified by the Internal Revenue Code. During 2008, 2007 and 2006, employee contributions of up to 3% were matched by the Company at a rate of 50%. Employees are 100% vested in their pretax contributions at all times and become fully vested in the employer-matching contribution after two years of service. During the years ended December 31, 2008, 2007 and 2006, the Company incurred $52, $44 and $69 of expenses, respectively, related to the 401(k) matching component of this plan.

        Effective 2009, the Company discontinued the employer matching component of the 401(k) savings plan.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

12. Contingent Liabilities

        From time to time, the Company is subject to claims and administrative proceedings, including product liability matters, resulting from the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company maintains product liability insurance that is evaluated annually and considered adequate. There were no significant contingencies as of December 31, 2008.

13. Income Taxes

        The income tax provision for the years presented is as follows:

Year ended December 31,	2008	2007	2006
Current provision:
Federal	$—	$—	$—
State	—	—	—
Deferred benefit	(5,808)	(2,791)	(2,868)

Benefit for income taxes	(5,808)	(2,791)	(2,868)
Less increase in valuation allowance	5,808	2,791	2,868

Income tax provision	$—	$—	$—

        The income tax benefit at the federal statutory tax rate is reconciled to the actual expense for income taxes for the years presented as follows:

Year ended December 31,	2008	2007	2006
Federal income tax benefit at federal statutory rate	$(5,384)	$(2,587)	$(2,659)
Effect of state income taxes	(424)	(204)	(209)
Increase in valuation allowance	5,808	2,791	2,868

Total	$—	$—	$—

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

13. Income Taxes (Continued)

        Components of deferred income tax assets and liabilities are as follows:

December 31,	2008	2007
Deferred income tax assets
Net operating loss carryforward	$16,106	$10,883
Inventories	381	332
Stock-based compensation	1,148	476
Allowance for doubtful accounts	248	182
Property and equipment	135	347
Other	12	100

Gross deferred income tax assets	18,030	12,320
Deferred income tax liabilities
Prepaid expenses	(125)	(223)

Gross deferred income tax liabilities	(125)	(223)

Net deferred income tax assets	17,905	12,097
Less valuation allowance	(17,905)	(12,097)

Net deferred income tax asset	$—	$—

        The Company has estimated federal net operating loss carryforwards as of December 31, 2008 of $41.3 million that have expiration dates from 2024 through 2028. Pursuant to section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or may occur in the future. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company has provided a valuation allowance against all of its deferred income tax assets as it is more likely than not that the deferred income tax assets will not be realized.

14. Leases

        The Company leases office space and certain equipment under operating leases expiring through 2010. Total rent expense from operating leases was approximately $470, $474 and $605 for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008:

Year	Amount
2009	$507
2010	171

Total	$678

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

15. Stock Warrants

        Stock warrants issued in 2005 and 2006 are described in Note 3. On March 25, 2008, the Company issued warrants to purchase 90,000 shares of its common stock to an unrelated investor relations company. The warrants are exercisable for 10 years at the exercise price of $0.55, $1.20 and $4.50, for each tranche of 30,000 warrants, respectively. These warrants were issued for services to be provided over a period of time, as indicated in the agreement and the Company expensed the entire fair value of $32 of these warrants during 2008. The estimated fair value was measured using the Black-Scholes pricing model.

        In the fourth quarter of 2008, the Company issued warrants to purchase 41,450,000 shares of its common stock to a group of accredited investors in conjunction with the issuance of a bridge loan. The warrants are exercisable for five years at the exercise price of $0.25, $0.20 and $0.10. In accordance with APB 14 (Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants), the fair value of the warrants of $8,700 was allocated to warrants and the debt, based on the relative value of each. The fair value allocated to the warrants was $1,975.

        The warrants issued in 2008, resulted in the repricing of the exercise price for the warrants issued in 2005 private offering. The original exercise of those warrants was $5.85 which was adjusted to $1.33 due to the issuance of new warrants in 2008.

        The following table summarizes information about warrants outstanding as of December 31, 2008:

Number Outstanding	Exercise Price	Remaining Contractual Life	Warrants Fair Value at Issuance
2,669,065	$1.33	4 years	2.08
333,333	$4.50	2 years	1.80
320,000	$4.50	4 years	2.27
30,000	$0.55	10 years	0.43
30,000	$1.20	10 years	0.37
30,000	$4.50	10 years	0.25
12,750,000	$0.20	5 years	0.19
25,500,000	$0.10	5 years	0.22
3,200,000	$0.25	5 years	0.18

16. Common Stock and Series A Convertible Preferred Stock

  Common Stock

        At December 31, 2008 and 2007 there were 200,000,000 shares of common stock $.001 par value authorized and 18,826,678 and 18,197,783 shares issued and outstanding respectively.

  Series A Convertible Preferred Stock

        There are 25,000,000 shares authorized of preferred stock with preferences and rights to be determined by our board of directors. No shares were issued at December 31, 2008 and 2007.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

17. 2005 Equity Incentive Plan

        The Company's 2005 Equity Incentive Plan ("2005 Equity Incentive Plan") is an equity-based compensation plan in-place to provide incentives, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock (collectively, "Incentive Awards") to present and future employees, consultants, directors, and other third party service providers.

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

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (stock options and restricted stock) based on the fair value of the award. The Company has elected to use the "modified prospective" transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

17. 2005 Equity Incentive Plan (Continued)

  Stock options

        Stock option activity under the Company's 2005 Equity Incentive Plan for the year ended December 31, 2008 is summarized as follows:

	Shares	Weighted-Average exercise price per share
Outstanding at December 31, 2006	1,530,800	$4.55
Granted	1,138,500	1.28
Exercised	—	—
Surrendered	(685,200)	4.54

Outstanding at December 31, 2007	1,984,100	$1.30
Granted	581,500	0.92
Exercised	—	—
Forfeited/Cancelled/Surrendered	(230,100)	1.99
Converted	(767,000)	4.60

Outstanding at December 31, 2008	1,568,500	$1.18

Exercisable at December 31, 2008	1,123,875	$1.15

        The fair value of the stock options granted under the Company's 2005 Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2008	2007
Risk-free interest rate	5.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	68.0%	68.0%
Expected life (years)	6.0	6.0
Weighted average grant date fair value	$0.89	$0.78
Estimated forfeiture rate	11.7%	4.9%

        The risk-free interest rate is based on the U.S. Treasury Bill rates. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to do so in the foreseeable-future. Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company's actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

17. 2005 Equity Incentive Plan (Continued)

        The following table summarizes additional information regarding outstanding and exercisable options at December 31, 2008.

	Outstanding			Exercisable
Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
.01–2.00	1,491,000	$1.08	8.94	1,090,625	$1.09
2.01–4.00	66,500	2.83	9.32	25,000	2.90
4.01–5.00	11,000	4.50	6.99	8,250	4.50

	1,568,500	$1.18	8.90	1,123,875	$1.15

  Restricted Stock

        On February 19, 2008 the Company offered eligible employees the opportunity to exchange on a grant by grant basis, their outstanding eligible options for shares of restricted stock. Options eligible for the exchange in this offer were granted under the Company's 2005 Equity Incentive Plan that were granted in 2005 and 2006 and had an exercise price per share that is greater than $2.00. Individuals that held 500 or fewer eligible options were cashed out.

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

        Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 22 individuals that tendered 767,000 options for an aggregate of 255,667 shares of restricted common stock of which 248,821 are vested and 6,845 are forfeited.

        There was no unvested restricted common stock as of December 31, 2008.

Number of Shares
Outstanding at December 31, 2007	—
Granted	255,666
Forfeited	(6,845)
Vested	(248,821)

Outstanding/Unvested at December 31, 2008	—

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

17. 2005 Equity Incentive Plan (Continued)

  Stock-based Compensation Expense

        Stock-based compensation expense recognized, related to the 2005 Equity Incentive Plan for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Stock Options	$718	$399	$708
Restricted Common Stock	1,005	—	—

Total Stock-Based compensation expense	$1,723	$399	$708

        In October 2008, the Company issued stock warrants in conjunction with a bridge loan (see Notes 3, 11 & 16). The issuance of stock warrants resulted in a change of control provision which accelerated the vesting of all senior management stock options and all of the unvested shares of restricted stock.

18. Related Party Transactions

        The following represents significant transactions between the Company and Petters Group, a holder of greater than 5% of our voting common stock during 2008, 2007 and 2006:

  Service Assistance

        The Company had entered into an advisory agreement with Petters Group, whereby Petters Group Worldwide provided financial and management consulting services to the Company for a fee, which was terminated in 2006. General and administrative expenses include approximately $30 for management fees payable to Petters Group Worldwide for services rendered during 2006.

  Product Purchases

        The Company historically purchased products from Petters Group for direct purchase sales. Purchases from Petters Group Worldwide were $3,753, $2,930 and $365 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, amounts due to Petters Group included in accounts payable were $993 and $0, respectively.

        On September 23, 2008, the Company ceased business relationships with Petters Group.

  Bridge Loan

        During October 2008, the Company received a $2,550 bridge loan from a group of accredited investors (See Note. 10), of which $2,450 was from investors who became beneficial owners of greater than 5% of our common stock. $1,600 of the loan was provided by the Geras family and $850 was provided by Ted Deikel. Of the $850 provided by Mr. Deikel, management of the Company provided a guarantee for $250. In return for providing the guarantee, the management received warrants to purchase $1,880 shares of the Company's common stock.

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

18. Related Party Transactions (Continued)

        Subsequent to the bridge loan transaction, Mr. Geras was appointed as the Company's board of director in November 2008.

19. Subsequent Events

        On January 16, 2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550 in the form of a 90 day bridge loan. The extensions relate to $2,450 of the $2,550 bridge loan. The original maturity date of such loans was January 12, 2009, January 29, 2009 and February 19, 2009, and the maturities have been extended by an additional 90 days. The investors made such extensions pursuant to Debenture Modification and Extension Agreements which call for an extension of the loans for 90-days after their original 90-day terms, through April 14, 2009. The Company is currently negotiating an additional 90-day extension.

        The Company elected not to extend the remaining $100 of the bridge loan which was subsequently paid on February 26, 2009.

        On February 9, 2009, the Company's Board of Directors approved the termination of Company's relationship with Gilford Securities, Inc., who had been acting as the Company's financial advisor. The Company continues to seek financing through other channels, including through the efforts of its Board of Directors and management team.

        In March 2009, the Company initiated a private placement offering to accredited investors. Investors may purchase units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures will pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company's common stock at any time at the option of the investor. The minimum and maximum number of units that must be sold for the private placement to initially close is 2,000,000 units and 15,000,000 units, respectively. As of April 8, 2009, the Company has received an investment of $1,350, currently held in an escrow account, and is in the process of accessing those funds.

        In March 2009, the Company entered into an independent consulting agreement with Salzwedel Financial Communications, Inc (Salzwedel), with a term expiring May 15, 2010. Salzwedel will represent the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities, and to consult with management concerning such Company activities. For undertaking the engagement, for previous services rendered and for other good and valuable consideration, the Company has agreed to issue Salzwedel a Commencement Bonus of 900,000 shares of Common Stock and a five-year warrant to purchase 3,000,000 shares of Common Stock at $0.25 per share. Additionally the Company has agreed to pay Salzwedel $8,000 cash per month, during the term of the engagement, unless terminated early. Pursuant to the terms of the engagement at no time will Salzwedel beneficially own 5 percent or more of the Company.

20. Going Concern

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, considering we realize the assets and liquidate the liabilities in the normal

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

20. Going Concern (Continued)

course of business. As of December 31, 2008 we had accumulated a deficit of approximately $48,301. We have incurred losses in the last 11 years, significantly so in 2008, attributable to operations and the change in the business model. We have managed our liquidity during this time through a series of cost reduction initiatives and short-term financing transactions. However, the current credit market remains volatile which affects our ability to raise long-term capital financing and inventory financing needed in our business.

        Management's plans to alleviate this condition consist of, but are not limited to the following:

  •
  Issuance of a private placement memorandum to accredited investors with an estimate capital raise of approximately $4,500-$7,500,

  •
  Entered in to an asset based lending credit line (ABL) of approximately $5,000,

  •
  Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,

  •
  Increase revenues through the introduction of customer transaction fees and restructuring of CM vendor rate card,

  •
  Cost reduction plans including consolidating corporate, warehouse and customer care facilities and reducing head count.

        However, there is no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        As of the date of this report, we have no disagreements with our current accountants.

Item 9A.    Controls and Procedures

        Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Management's report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

        Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Other than the information included in this Form 10-K under the heading "Executive Officers," which is set forth at the end of Part I, the information required by Item 10 is incorporated herein by reference to the sections labeled "Election of Directors," "Corporate Governance," "Code of Ethics and Business Conduct," and "Section 16(a) Beneficial Ownership Reporting Compliance," all of which appear in our definitive proxy statement to be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2008) for our 2009 Annual Meeting.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated herein by reference to the sections labeled "Executive Compensation" and "Compensation to Non-Employee Directors," which appear in our definitive proxy statement for our 2009 Annual Meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated herein by reference to the sections entitled "Principal Stockholders," and "Equity Compensation Plan," which appear in our definitive proxy statement for our 2009 Annual Meeting.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 is incorporated herein by reference to the sections entitled "Corporate Governance—Independence" and "Certain Transactions and Business Relationships," which appear in our definitive proxy statement for our 2009 Annual Meeting.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated herein by reference to the section entitled "Audit Fees," which appears in our definitive proxy statement for our 2009 Annual Meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial statements commence on page 48:

  Report of Independent Registered Public Accounting Firm

  Consolidated Balance Sheet as of December 31, 2008 and 2007

  Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

  Consolidated Statement of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006.

  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

  Notes to Consolidated Financial Statements

(2)
Consolidated Financial Statement Schedules.

  All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)
Exhibits required by Item 601 of Regulation S-K. (Note: Management contracts and compensatory plans or arrangements are identified with a "+" in the following list.)

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
Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995), and as amended by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-50993).
3.1	Certificate of Incorporation, as amended.
Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005 (File No. 000-50995), and as amended by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-50993).
3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-50995).

Exhibit No.	Description	Reference
4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
4.5	Form of 18% Unsecured Debentures to be issued to Investors dated October 9, 2008.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008 (File No. 000-50995).
4.6	Form of Common Stock Purchase Warrant to be issued to Investors dated October 9, 2008.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008 (File No. 000-50995).
4.7	Form of 18% Senior Secured Debenture dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).
4.8	Form of Series A Common Stock Purchase Warrant dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).
4.9	Form of Series B Common Stock Purchase Warrant dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).
4.10	Form of 18% Senior Secured Debenture dated November 26, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).
4.11	Form of Series A Common Stock Purchase Warrant dated November 26, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).

Exhibit No.		Description	Reference
4.12		Form of Series B Common Stock Purchase Warrant dated November 26, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).
10.1		Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).
10.2		Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.3	+	Employment Agreement dated as of December 29, 2005 by and between Cape Coastal Trading Corporation and Timothy E. Takesue.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.4	+	Employment Agreement dated as of September 21, 2007 by and between uBid.com Holdings, Inc. and Jeffrey D. Hoffman.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007 (File No. 000-50995).
10.5	+	Employment Agreement dated as of May 15, 2008 by and between uBid.com Holdings, Inc. and Glenn R. Weisberger.	Incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2008 (File No. 000-50995).
10.6	+	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.7	+	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.8		Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).
10.9		Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
10.10		Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006 (File No. 000-50995).

Exhibit No.		Description	Reference
10.11	+	Credit and Security Agreement between uBid.com Holdings, Inc., uBid, Inc. and Wells Fargo Bank, National Association acting through Wells Fargo Business Credit dated May 9, 2006 and Revolving Note in the amount of $25,000,000 issued on May 9, 2006 by uBid, Inc and uBid.com Holdings, Inc. payable to Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006 (File No. 000-50995).
10.12		Forbearance Agreement dated September 25, 2008 between Enable Holdings, Inc. and Wells Fargo Bank, National Association acting through Wells Fargo Bank Business Credit.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2008 (File No. 000-50995).
10.13		Common Stock Purchase Agreement dated July 15, 2008, by and between u-Bid.com Holdings, Inc. and Fusion Capital Fund II, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008 (File No. 000-50995).
10.14		Registration Rights Agreement dated July 15, 2008, by and between u-Bid.com Holdings, Inc. and Fusion Capital Fund II, LLC.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008 (File No. 000-50995).
10.15		Securities Purchase Agreement dated October 9, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008 (File No. 000-50995).
10.16		Securities Purchase Agreement dated October 16, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).
10.17		Security Agreement dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).
10.18		Securities Purchase Agreement dated November 26, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).
10.19		Form of Debenture Modification and Extension Agreement dated January 16, 2009.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009 (File No. 000-50995).

Exhibit No.	Description	Reference
10.20	Independent Consulting Agreement effective March 15, 2009 by and between Enable Holdings, Inc. and Salzwedel Financial Communications, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2009 (File No. 000-50995).
16.1	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).
16.2	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).
21.1	List of Subsidiaries.	Filed herewith
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 2009.

ENABLE HOLDINGS, INC.
By:	/s/ JEFFREY D. HOFFMAN Name: Jeffrey D. Hoffman Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. HOFFMAN Jeffrey D. Hoffman	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2009
/s/ MIGUEL A. MARTINEZ, JR. Miguel A. Martinez, Jr.	Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)	April 10, 2009
/s/ STEVEN SJOBLAD Steven Sjoblad	Director	April 10, 2009
/s/ ROBERT GERAS Robert Geras	Director	April 10, 2009
/s/ CASEY L. GUNNELL Casey L. Gunnell	Director	April 10, 2009
/s/ KENNETH J. ROERING Kenneth J. Roering	Director	April 10, 2009