Form 10-Q
period 2009-03-31
Enable Holdings, Inc.
filed 2009-05-15
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of April 30, 2009 was 19,726,678.

ENABLE HOLDINGS, INC.
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except par value data)

	March 31, 2009	December 31, 2008
	(unaudited)

Assets
Current Assets
Cash and cash equivalents	$103	$99
Restricted investments	284	462
Accounts receivable, less allowance for doubtful accounts of $497 and $635, respectively	346	820
Merchandise inventories, less reserve for obsolescence of $199 and $548, respectively	696	2,274
Prepaid expenses and other current assets	644	384

Total Current Assets	2,073	4,039

Property and equipment, net	2,274	2,143
Purchased intangible assets, net	202	202

Total Assets	$4,549	$6,384

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable	$4,493	$4,016
Flooring facility	545	370
Bridge loan payable, net of discount of $457 and $987, respectively	1,993	1,563
Accrued expenses:
Product cost	-	619
Other	767	692
Deferred rent	13	30

Total Current Liabilities	7,811	7,290

Derivative liability	121	-

Total Liabilities	7,932	7,290

Shareholders' Equity Deficit
Common stock, $.001 par value (200,000,000 shares authorized; 19,726,678 & 18,826,678 shares issued and outstanding, respectively	21	20
Treasury stock, 2,135,550 shares of common stock	(2,242)	(2,242)
Stock warrants	2,101	10,249
Additional paid-in-capital	45,082	39,368
Accumulated deficit	(48,345)	(48,301)

Total Shareholders' Equity Deficit	(3,383)	(906)

Total Liabilities and Shareholders' Deficit	$4,549	$6,384

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net Revenues	$5,094	$7,141
Cost of Revenues	3,865	5,269

Gross Profit	1,229	1,872

Operating Expenses
General and administrative	2,867	3,753
Sales and marketing	295	495
Total Operating Expenses	3,162	4,248

Loss From Operations	(1,933)	(2,376)

Other Income (Expense)
Interest (Expense) Income, net	(692)	(9)
Loss on financial instruments	(48)	-
Total Other Expense	(740)	(9)

Net Loss	$(2,673)	$(2,385)

Net Loss per share - Basic and Diluted	$(0.14)	$(0.13)

Weighted Average Shares - Basic and Diluted	18,986,678	18,197,783

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Dollars	Stock Warrants	Paid-in Capital	Shares	Dollars	Accumulated Deficit	Total
Balance, December 31, 2008	18,826,678	$20	$10,249	$39,367	2,135,550	$(2,242)	$(48,300)	$(906)
Cumulative effect of change in accounting principle – 1/1/2009 reclassification of equity linked financial instruments to derivative liabilities[1]	-	-	(7,486)	5,386	-	-	2,028	(72)
Stock compensation expense	-	-	-	30	-	-	-	30
Common stock issuance[2]	900,000	1	-	269	-	-	-	270
Warrants issued for services[3]	-	-	15	30	-	-	-	45
Warrants surrendered[4]	-	-	(77)	-	-	-	-	(77)
Warrants expired[5]	-	-	(600)	-	-	-	600	-
Net Loss	-	-	-	-	-	-	(2,673)	(2,673)

Balance, March 31, 2009	19,726,678	$21	$2,101	$45,082	2,135,550	$(2,242)	$(48,345)	$(3,383)

The accompanying notes are an integral part of these consolidated financial statements.

1 Reclassify warrants from equity to liability in conjunction with the implementation of EITF 07-5. See Note 2 for additional discussion.
2 900,000 shares of common stock issued to an investor relations firm.
3 Warrants issued to purchase 150,000 shares of common stock at $0.10/share.
4 1,600,000 warrants surrendered by an investor that were originally issued in conjunction with the bridge loan in October 2008.
5 333,333 warrants expired that were originally issued in December 2005 with an exercise price of $4.50.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(2,673)	$(2,385)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	119	206
Provision for bad debts	(138)	-
Non-cash stock compensation expense	30	109
Interest on 90 day Bridge Loan	455	-
Common stock and warrants issued for services	315	-
Loss on derivative liability	48	-
Changes in assets and liabilities:
Accounts receivable	612	(285)
Merchandise inventories	1,579	(116)
Prepaid expenses and other current assets	(261)	(15)
Accounts payable	477	370
Accrued expenses	(545)	(111)
Deferred rent	(17)	(70)

Net cash provided by (used in) operating activities	1	(2,297)

Cash Flows From Investing Activities
Capital expenditures	(251)	(245)
Change in restricted investments	179	-

Net cash used in investing activities	(72)	(245)

Cash Flows From financing Activities
Change in flooring facility	175	102
Credit line borrowings	-	1,617
Payments on bridge loan	(100)	-

Net cash provided by financing activities	75	1,719

Net increase (decrease) in Cash and Cash Equivalents	4	(823)

Cash and Cash Equivalents, beginning of period	99	7,724

Cash and Cash Equivalents, end of period	$103	$6,901

Supplemented Cash Flow Disclosure
Cash paid for interest	$290	$31

The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation

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

During the first quarter of 2008, Enable Holdings commenced its efforts to change its business model. Concurrent with this change, we changed the name of the Company to Enable Holdings and reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their excess inventory. The segments are listed below:

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

The Company’s unaudited consolidated condensed financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2008. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Note 2. Recent accounting pronouncements

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 in the first quarter of fiscal year 2009. In accordance with EITF 07-5, the Company identified three tranches of warrants that were not indexed to the Company’s common stock and thus were required to be reclassified as a liability, as stated in Note 3 below.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The application of this standard did not have a material impact on the results of our operations or financial condition.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash upon conversion to account for the debt and equity components separately. The FSP is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. The Company evaluated FSP APB 14-1 against the outstanding debt, including the bridge loan, and concluded that it does not need to account for any changes since the current outstanding debt is non-convertible. The Company does not have any outstanding convertible debt.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The provisions of FSP No. EITF 03-6-1 require that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The Company does not have any outstanding unvested restricted stock as all of the Company’s restricted stock was vested in October 2008. Moreover, the Company’s restricted stock does not contain rights to non-forfeitable dividends. Thus, the Company will not state its EPS using the two-class method stated above.

Note 3. Summary of significant accounting policies

Revenue recognition
Our business model currently consists of three distinct business channels: Certified Merchant (CM), Managed Supply and Cash Recovery. We sell merchandise through the CM Program channel by allowing prescreened third party merchants to sell their product through our online marketplace to consumers and business. On this merchandise, we do not take title and therefore do not bear the related inventory risk. In the CM Program, we are the primary obligor to whom payment is due, but we bear no inventory or returns risk, so we record only our commission as revenue. Through the Managed Supply channel, we sell inventory that is consigned to us. The inventory is either stored at our warehouse or at the sellers’. We purchase merchandise outright in the Cash Recovery channel and sell to consumers and businesses. On this merchandise, we bear the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise. In all instances where the credit card authorization has been received but merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped.

Fair value measurements
As a result of the adoption of EITF 07-5, the Company is required to disclose the fair value measurements required by SFAS No. 157. The derivative liability recorded at fair value in the balance sheet at March 31, 2009 is categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157, directly related to the amount of subjectivity associated with the inputs to fair valuation of these liabilities are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Derivative liability	-	$121	-	$121

Shipping and handling costs
Shipping costs that are billable to the customer are included in revenue and shipping costs that are payable to vendors are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the quarters ended March 31, 2009 and 2008, were $160 and $126, respectively.

Intangibles
On June 13, 2008, the Company entered into an agreement with a holder of greater than 5% of the Company’s voting common stock, for the purchase of an internet domain name or Universal Resource Locator or URL, www.redtag.com, in exchange for 150,000 shares of the Company’s common stock. The URL has an indefinite useful life and thus in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the intangible asset need not be amortized.  Each reporting period, the Company will evaluate the useful life of the intangible asset to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed. No impairment was recorded at March 31, 2009.

Note 4. Derivative Liability

The derivative liability on the balance sheet consists of stock warrants issued by the Company that contain a strike price adjustment feature, as stated below. In accordance with EITF 07-5, we calculated the fair value of the warrants using the Black–Scholes–Merton valuation model, at January 1, 2009, with a corresponding reduction of additional paid in capital and accumulated deficit of $5,386 and $2,028, respectively. At March 31, 2009, we revalued the estimated liability and recorded the additional liability as a loss on financial instruments in the Statement of Operations, as follows:

(Dollars in thousands, except per share price)
Warrants	Original exercise price	Adjusted warrants	Adjusted exercise price	Liability recorded 1/1/2009	Additional liability recorded 3/31/2009	Fair value 3/31/2009
2,669,065	$5.85	8,485,885	$1.84	$61	$40	$101
320,000	$4.50	1,014,085	$1.42	$12	$8	$20
2,989,065		9,499,970		$73	$48	$121

The Company used the following assumptions in the Black-Scholes model calculation: no expected dividend yield, estimated volatility of 66.7%, risk-free interest rate of 1.82% and maturity of 2 years.

The total loss resulting from the implementation of EITF 07-5, for the quarter ended March 31, 2009 is $48. The Company will evaluate the liability each reporting period and record the appropriate gain or loss resulting from the change in the fair value of such warrants.

Note 5. Earnings (loss) per share

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

March 31,	2009	2008
Shares subject to stock warrants	49,589,970	3,232,939
Shares subject to stock options	1,544,500	1,402,000
	51,134,470	4,634,939

The EPS for the three months ended March 2009 and 2008 was ($0.14) and ($0.13), respectively.

Note 6. Private Offerings

On July 15, 2008 the Company signed a $10.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. In accordance with the agreement, once the SEC has declared effective the registration statement related to the transaction, as long as the Company’s common stock is trading above $0.75 per share, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60,000 to $1.0 million, depending on certain conditions set forth in the agreement, up to an aggregate of $10.0 million.

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

During the fourth quarter of 2008, the Company received a $2,550 bridge loan provided by multiple accredited investors. The bridge loan is in the form of an Unsecured Debenture and bears interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase 12,750,000, 25,500,000 and 3,200,000 shares of the Company’s common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of 5 years from the agreement date. The investor may elect to convert the accrued and unpaid interest into the common stock of the Company. See Note 8 for details on the bridge loan.

In March 2009, the Company initiated a private placement offering to accredited investors. Investors may purchase units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of common stock for ten years at a purchase price of $0.25 per share. The Debentures will pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The minimum and maximum number of units that must be sold for the private placement to initially close is 2,000,000 units and 15,000,000 units, respectively. As of April 30, 2009, the Company has received investments in aggregate of $1,190 which were held in an escrow account until April 29, 2009. The Company will determine the best use of the proceeds based on the corporate strategy and immediate inventory needs.

Note 7. Equity issued for services

In March 2009, the Company entered into independent twelve month consulting agreement with Salzwedel Financial Communications, Inc (Salzwedel), with the term expiring May 15, 2010. Salzwedel will represent the Company in investors’ communications and relations with existing shareholders, brokers, dealers and other investment professionals as to the Company’s current and proposed activities and to consult with management concerning such Company activities. For undertaking the engagement, for previous services rendered and for other good and valuable consideration, the Company has agreed to issue Salzwedel a Commencement Bonus of 900,000 shares of Common Stock and a five-year warrant to purchase 3,000,000 shares of Common Stock at $0.25 per share. Additionally the Company has agreed to pay Salzwedel $8 cash per month, during the term of the engagement, unless terminated early. Pursuant to the terms of the engagement at no time will Salzwedel beneficially own 5 percent or more of the Company.

Note 8. 2005 Equity Incentive Plan and Stock Based Compensation

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

A total grant of 2,500,000 shares of common stock were originally reserved for issuance under the 2005 Equity Incentive Plan.  At the Company's Annual Meeting of Stockholders held on May 8, 2009, an increase in the number of shares of common stock reserved for issuance under the 2005 Equity Incentive Plan was approved.  Now under the 2005 Equity Incentive Plan, a minimum of 7,000,000 shares and a maximum of 10,500,000 shares, subject to the discretion of the Company's Board of Directors, is authorized for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, expires and is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life.

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

Stock options

Stock option activity under the Company’s 2005 Equity Incentive Plan for the three months ended March 31, 2009 is summarized as follows:

	Shares	Weighted- Average exercise price per share
Outstanding at December 31, 2008	1,568,500	$1.18
Granted	56,000	0.29
Exercised	-	-
Surrendered	(80,000)	0.99
Outstanding at March 31, 2009	1,544,500	$1.15

Exercisable at March 31, 2009	1,158,875	$1.15

The fair value of the stock options granted under the Company’s 2005 Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2009	2008
Risk - free interest rate	4.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	85.8%	68.0%
Expected life (years)	6.0	6.0
Weighted average grant date fair value	$0.22	$1.36
Estimated forfeiture rate	0.0%[1]	5.0%

1 The stock compensation expense during the quarter ended March 2009 is insignificant, thus the Company will forego adjusting the expense for estimated forfeitures. The Company will evaluate the expense for future periods for actual forfeitures.

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

The following table summarizes additional information regarding outstanding and exercisable options at March 31, 2009.

	Outstanding			Exercisable
	Number	Weighted	Weighted Average	Number	Weighted
	Outstanding at	Average Exercise	Remaining	Exercisable at	Average Exercise
Exercise Price	March 31, 2009	Price	Contractual Life	March 31, 2009	Price
.01 - 2.00	1,472,000	$1.06	8.63	1,122,500	$1.09
2.01 - 4.00	61,500	2.87	7.98	28,125	2.90
4.01 - 5.00	11,000	4.50	6.75	8,250	4.50
	1,544,500	$1.15	8.59	1,158,875	$1.15

As of March 31, 2009 there was $258 of total unrecognized compensation cost related to the non-vested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the remaining vesting period of the non-vested option awards.

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

The number of restricted stock rights granted in exchange for each eligible option surrendered was based upon an exchange ratio of 3 to 1. The 3 to 1 exchange ratio was determined because at the origination of the offer the fair value of the eligible options approximated the share price at a 3 to 1 conversion rate. The incremental stock compensation expense resulting from the offer was $109 to be amortized over the remaining life of the original options granted. Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 20 individuals that tendered 765,000 options for an aggregate of 255,000 restricted stock rights, of which 98,333 are vested.

In October 2008, in conjunction with the issuance of bridge notes (discussed in Note 5), the vesting on all of the remaining unvested restricted stock was accelerated due to the change in control. As of March 2009, there was no unvested restricted common stock outstanding.

Stock –based Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123(R), related to the 2005 Equity Incentive Plan for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	(Dollars in Thousands)
	Quarter ended March 31,
	2009	2008

Stock Options	$30	$109

The Company incurred no compensation expense related to the restricted common stock, due to the accelerated vesting in 2008, as described above.

Note 9. Common Stock warrants

Warrants issued in conjunction with the private offering in 2005, with a 3-year term expired in October 2008. These warrants were issued to purchase 333,333 shares of common stock with an exercise price of $4.50/share and had a life of 3 years.

In March 2009, the Company issued a warrant to purchase 3,000,000 shares of common stock to an investor relations firm. See Note 5 for further discussion. Pursuant to this agreement, an investor who owns greater than 5% of our common stock, surrendered 1,600,000 warrants that were issued in conjunction with the bridge loan in 2008.

In March 2009, the Company issued a 5 year warrant to purchase 150,000 shares of common stock as compensation for consulting services.

In conjunction with stock warrant issuances in 2008 and 2009, the Company adjusted the exercise price and the shares of warrants that were issued in December 2005 and February 2006. The warrants that are adjusted are as follows:

Shares	Original exercise price	Adjusted shares	Adjusted exercise price
2,669,065	$5.85	8,485,885	$1.84
320,000	$4.50	1,014,085	$1.42
Note 10. Debt

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provided for advances to the Company of up to a maximum of $25.0 million. The obligations under the Credit Agreement and all related agreements were secured by all of the Company assets. The initial term of the Agreement was three years, expiring on April 28, 2009. Up to $7.0 million of the maximum amount was available for irrevocable, standby and documentary letters of credit. The Credit Agreement required a prepayment fee of $125 if the Company terminated the Credit Agreement during the third year. The Credit Agreement required the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company was obligated contractually by a restrictive lock box arrangement. The Credit Agreement also required the Company to pay a variety of other fees and expenses, including minimum annual interest of $120.

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

On October 15, 2008, the Company paid off-the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement specified above. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50 and early termination fee of $125. Wells Fargo has also released its security interest in the Company’s collateral.

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

In accordance with APB 14— Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants, the Company recorded the fair value of the warrants using the relative fair value of the warrants and the debt. The resulting discount of $1,975 will be amortized over a period of 6 months. The Company amortized the discount over 9 months because the loan was extended for an additional period of 90 days for a total of 9 months.

On April 16, 2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550. The original maturity date of such loans was January 12, 2009, January 29, 2009 and February 19, 2009. The investors made such extensions pursuant to Debenture Modification and Extension Agreements which call for an extension of the loans for 90-days after their original 90-day terms. Although the bridge loan holders are under no obligation to extend the maturity of the loan and can call the loan payment upon maturity, the Company expects to request further extension until it gains access to credit to be able to pay off this loan.

During the first quarter of 2009, the Company paid off $100 associated with the bridge loan and the outstanding balance as of March 31, 2009 is $2,450.

Note 11. Segment Information

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

The revenue and gross profit breakdown of the Company based on the five business segments, after the transition is as follows:
(The Company does not summarize expenses based on the segments).

	(Dollars in Thousands)
	Three Months ended March 31,
Net Revenue	2009	2008
uBid.com	$2,686 [1]	$4,928 [2]
RedTag.com	127	-
RedTag LIVE	792	-
Dibu Trading Co.	1,489	2,213
Commerce Innovations	-	-
Total	$5,094	$7,141

Gross Profit
uBid.com	$914	$1,485
RedTag.com	17	-
RedTag LIVE	185	-
Dibu Trading Co.	113	387
Commerce Innovations	-	-
Total	$1,229	$1,872

Gross Profit %
uBid.com	34.0%	30.1%
RedTag.com	13.4%	-
RedTag LIVE	23.4%	-
Dibu Trading Co.	7.6%	17.5%
Commerce Innovations	-	-
Total	24.1%	26.2%

Note 12. Subsequent Events

As discussed in Note 6, the Company raised capital of approximately $1,190 in a private offering. These investments were held in an escrow account until all the contractual requirements were fulfilled. As of April 30, 2009, the Company has been able to access the funds and will determine the best use of the proceeds based on the corporate strategy and immediate inventory needs. In conjunction with this private offering, the Company issued 4,760,000 shares of common stock and warrants to purchase 4,760,000 shares of common stock exercisable for 10 years at a price of $0.25 per share. The debt bears interest at the annual rate of 12%.

1 Includes $20 and $7 related to customer fees and advertising revenues, respectively.
2 Includes $14 and $142 related to Bidville.com and advertising revenues, respectively. Bidville.com was an intangible asset purchased in 2006 and fully amortized in 2008. Advertising revenues were primarily eliminated during 2008.

Note 13. Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, considering we realize the assets and liquidate the liabilities in the normal course of business. As of March 31, 2009 we had accumulated a deficit of approximately $48,345. We have incurred losses in the last 11 years, significantly so in the last 2 years, attributable to operations and the change in the business model. We have managed our liquidity during this time through a series of cost reduction initiatives and short-term financing transactions. However, the current credit market remains volatile which affects our ability to raise long-term capital financing and inventory financing needed in our business.

Management’s plans to alleviate this condition consist of, but are not limited to the following:

•
Issuance of a private placement memorandum to accredited investors with an estimate capital raise of approximately $4,500-$7,500. As of April 30, 2009, we have successfully raised approximately $1,190,

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Enable Holdings, Inc. is a holding company for uBid, Inc., Dibu Trading Corp., RedTag, Inc., RedTag Live, Inc., Enable Payment Systems, Inc. and uSaas, Inc., our operating businesses. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “Enable,” “we,” “us,” and “our” refer to Enable Holdings, Inc. and our subsidiaries.

Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to  the risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

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

        Our current business model provides value for consumers, manufacturers, distributors, retailers and other approved third party merchants. Consumers shop in a trustworthy and secure online environment and have the opportunity to bid their own prices on popular, brand-name products realizing product savings of generally 20%-80% off retail prices. Our online properties provides merchants with an efficient and economical distribution channel for maximizing revenue on their merchandise. Merchants can monetize overstock and close-out inventory, expand their customer base and increase sales without compromising existing distribution channels.

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

The Company began changing its business model in the first quarter of 2008 and continued implementing those changes through the end of 2008. The seven proprietary selling solutions within the five operating divisions are:

•	uBid.com: Our flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

•	RedTag.com : Our new fixed price internet site launched in August 2008, offers name brand merchandise with a low shipping and handling fee of only $1.95.

•	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

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

        The Company's financial results in 2008 and the first quarter of 2009 were negatively impacted by the planned change in the business model and the severe global economic downturn. To achieve the objective of becoming the leading excess inventory provider, the Company made significant investments in increased staffing levels and information technology infrastructure, specifically in the first nine months of 2008. We have also made major changes to our traditional operations as we transition to the new business model.

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

Key Business Metrics: We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

	2009	2008				2007
uBid.com	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2
GMS (in thousands)	$11,821	$12,374	$14,385	$17,117	$16,671	$21,765	$22,731	$23,304
Number of Orders (in thousands)	81	94	95	97	95	115	129	136
Average Order Value	$145	$131	$152	$176	$175	$188	$177	$171
Visitors to Bidders %	3.11%	2.93%	3.32%	3.61%	4.08%	3.09%	2.70%	2.88%
Auctions Closed (in thousands)	377	383	215	181	455	780	715	619
Auction Success Rate	14.36%	15.03%	26.64%	30.85%	12.94%	8.55%	10.88%	12.54%

RedTag.com [1]
GMS (in thousands)	$143	$474	$304	-	-	-	-	-
Number of Orders (in thousands)	2	5	3	-	-	-	-	-
Average Order Value	$83	$96	$119	-	-	-	-	-
Visitors to Bidders %	9.60%	30.19%	15.14%	-	-	-	-	-
Auctions Closed (in thousands)	25	36	14	-	-	-	-	-
Auction Success Rate	5.47%	8.46%	8.68%	-	-	-	-	-

(1)	RedTag.com was first launched in August 2008.

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

 Our revenue is dependent in part on sales of products produced by or purchased from several vendors.  The following vendors accounted for revenues greater than 5% of our total revenues in the three months ended March 2009 and 2008. No other supplier represented more than 5% of our net revenues for any period presented.

	Three months ended March 31,
Vendor	2009	2008
Hewlett Packard Company	42.2%	38.7%
Always-at-Market	6.5%	6.7%

Cost of Revenues: Cost of revenues primarily consists of the cost of the product and inbound and outbound shipping. There is no cost of revenues for UCM Program revenue. Cost of revenues does not include order fulfillment costs, which are included in general and administrative expenses.

Gross Profits: Our gross profit margins are impacted by a number of factors including the category of merchandise, the introduction of new product categories, the mix of sales among our product categories, pricing of products by our vendors, pricing strategies, promotional programs, market conditions, packaging, excess and obsolete inventory charges and other factors. Gross profits and gross profit margins are not comparable to gross profit and gross profit margins reported by companies that include order fulfillment costs in the cost of revenues.

Results of Operations

Comparison of three months ended March 31, 2009 and 2008
(Dollars in thousands, except per share data and average order value)

    The table below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in quarter ended March 2009 as compared to March 2008. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	Three months ended March 31,
	2009	2008	Increase (Decrease)
Net Revenues:
uBid.com	$2,686	$4,928	$(2,242)	(45.5%)
RedTag.com	127	-	127	-
RedTag LIVE	792	-	792	-
Dibu Trading Co.	1,489	2,213	(724)	(32.7%)
Total Net Revenues	5,094	7,141	(2,047)	(28.7%)

Gross Profit:
uBid.com	914	1,485	(571)	(38.5%)
RedTag.com	17	-	17	-
RedTag LIVE	185	-	185	-
Dibu Trading Co.	113	387	(274)	(70.8%)
Total Gross Profit	1,229	1,872	(643)	(34.3%)

General and administrative	2,867	3,753	(886)	(23.6%)
Sales and marketing	295	495	(200)	(40.4%)
Total operating expenses	3,162	4,248	(1,086)	(25.6%)
Loss from operations	(1,933)	(2,376)	443	(18.6%)
Interest Income / (Expense), net	(692)	(9)	(629)	7588.9%
Loss on derivative financial instruments	(48)	-	(48)	-

Net Loss	$(2,673)	$(2,385)	$(240)	12.1%

Revenue
Web Properties-consists of uBid.com and RedTag.com
Gross sales and revenues for the web properties decreased approximately 28% and 46%, respectively, for the three months ended March 2009 compared to the respective period for 2008. The decrease is primarily attributable to the decreased number of orders of 83,000 from 95,000 in 2008. We added a fixed price online property in August 2008 which added another revenue stream for the three months ended March 2009. The decreased number of visitors negatively impacted the average order value, visitor to bidder ratio and auctions closed.

The Company also made the strategic decision to eliminate outside advertising on its website. In the past, the Company sold advertising space on its website to various companies. Although this strategy added a revenue stream, it impacted sales on the Company’s website since it directed visitors away to competing websites. As a result of the elimination of advertisement revenues, visitors spent more time shopping on the Company’s website, as evidenced by the increase in auction success rate of 1.5% to 14.4% from 12.9% for the three months ended March 31, 2009 and 2008, respectively. The advertising revenues were $7 and $142 for the three months ended March 31, 2009 and 2008, respectively, and are included with uBid.com revenues in the above table.

Offline Sales Channels-consists of Dibu Trading Co. and RedTag Live
Gross Sales revenues for the offline sales channels increased approximately 3% for the three months ended March 31, 2009 as compared to the respective period for 2008, which was due to the addition of a live store format in 2008 – RedTag Live.

Gross Profit
Gross Profit for the three months ended March 31, 2009, decreased $643 as compared to the same period in 2008. The gross profit decreased 38.5% for uBid.com and 70.8% for Dibu Trading Co. The realignment of marketing efforts and elimination of unprofitable vendors resulted in an increase in negative gross margins for uBid.com but an improved auction success rate of 14.4% from 12.9% in the same period of 2008. The increase in negative gross profit for Dibu Trading is due to the liquidation of inventory at a loss. The Company had a large amount of business-to-business inventory on-hand, which was expected to be sold over a specified period of time. The Company decided to sell the inventory in a short time-frame in order to generate operating capital, which resulted in a negative gross profit.

The introduction of RedTag.com and RedTag Live divisions resulted in an increase of $202 in gross profit.

Sales, General and Administrative Expenses
Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees.

SG&A expenses decreased $1,086 or 25.6% for the three months ended March 31 2009 as compared to the respective period for 2008.  The primary reason for the decrease in these expenses was the company-wide transition to an asset recovery model. The primary categories effected by the chance in the business model and contributing to the decrease are as follows:

•	Salary and benefits expenses decreased $545 or 31.5% due to staff reductions.
•	Credit card fees decreased $120 or 29.9% due to the decrease in sales volume.
•	Consulting and outside services decreased $113 or 45.4% as we eliminated outside services related to market research and analysis that were engaged in 2008.
•	Advertising expenses decreased $92 or 31.0% due to the elimination of unprofitable and ineffective advertising campaigns.

Net Losses
The Company experienced a net loss of $2,673 or $0.14 per share for the three months ended March 31, 2009 compared to a net loss of $2,385 or $0.13 per share for the three months ended March 31, 2008. Net loss per share increased due to the aforementioned change in the business model and the increase in interest expense. The increase in interest expense relates to the bridge loan discount amortization of $492 and $0 for the three months ended March 2009 and 2008, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2009 was $1 compared to $2,297 used in the three months ended March 31, 2008. The significant change in net cash provided by operating activities was primarily due to the decrease in inventories of $1,579, increase in non-cash interest expense of $455 and increase in non-cash equity compensation of $369 for consulting services. Cash provided by accounts receivable increased $612 due to collections of accounts receivable. Cash was used to pay down accrued expenses while accounts payable increased due to our restricted cash flow position.

Net cash used in investing activities was $72 and $245 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash used was due to the cash provided by restricted investments. The Company utilized $179 of the restricted cash to pay the outstanding balance with a vendor. Capital expenditures remained relatively consistent.

Net cash provided by financing activities was $75 for the three months ended March 31, 2009, compared to $1,719 for the same period last year. The decrease in cash provided is because the Company no longer has an agreement to borrow on a credit line from Wells Fargo which accounted for $1,617 of the cash provided last year. Cash provided was partially offset by the payment on the bridge loan of $100 in January 2009.

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

On April 6, 2009, in conjunction with the issuance of our annual report, our auditors expressed concerns about our ability to continue as a going concern. Management’s plans to alleviate this condition consist of, but are not limited to the following:

•	Issuance of a private placement memorandum to accredited investors with an estimate capital raise of approximately $4,500-$7,500,
•	Enter in to an asset based lending credit line (ABL) of approximately $5,000,
•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,
•	Increase revenues through the introduction of customer transaction fees and restructuring of CM vendor rate card,
•	Cost reduction plans including consolidating corporate, warehouse and customer care facilities and reducing head count.

In March 2009, the Company initiated a private placement offering to accredited investors. Investors may purchase units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures will pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The minimum and maximum number of units that must be sold for the private placement to initially close is 2,000,000 units and 15,000,000 units, respectively. As of April 30, 2009, the Company has received investments in aggregate of $1,190 which were held in an escrow account until April 29, 2009, for which funds were available to be drawn upon by the Company. The Company will determine the best use of the proceeds based on the corporate strategy and immediate inventory needs. Of the $1,190 proceeds received, $25 were utilized as legal expenses while $60 were paid to the brokers who assisted us with this offering.

On April 16, 2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550 in the form of a 90 day bridge loan. The original maturity date of such loans was January 12, 2009, January 29, 2009 and February 19, 2009. The investors made such extensions pursuant to Debenture Modification and Extension Agreements which call for an extension of the loans for 90-days after their original 90-day terms. Although the bridge loan holders are under no obligation to extend the maturity of the loan and can call the loan payment upon maturity, the Company expects to request further extension until it gains access to credit to be able to pay off this loan. During the first quarter of 2009, the Company paid off $100 associated with the bridge loan.

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), extreme volatility in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company has not been successful in securing financing, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet our customers’ requirements. If the Company is unable to secure long-term financing or capital, the operations will be difficult to continue for the near term. However, there is no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern.

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

Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in the evaluation that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), increases in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company is not successful in securing financing, when and as needed, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet our customer’s requirements. If economic conditions in the United States and other key parts of the world deteriorate further or do not show improvement, the Company may experience material adverse impacts to its business and operating results.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2009, options to purchase an aggregate of 56,000 shares of the Company’s common stock were granted to individuals, all employees of Enable Holdings, Inc. The options have a term of ten years and vest over a three to four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 15, 2009.

ENABLE HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr.
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)