Form 10-Q
period 2009-06-30
Enable Holdings, Inc.
filed 2009-08-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of June 30, 2009 was 19,726,678.

ENABLE HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Balance Sheet
(Dollars in Thousands, except per share amounts)
(Unaudited)

	As of
	June 30, 2009	December 31, 2008
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$84	$99
Restricted investments	284	462
Accounts receivable, less allowance for doubtful accounts of $494 and $635, respectively	340	820
Merchandise inventories, less reserve for obsolescence of $85 and $548, respectively	1,951	2,274
Prepaid expenses and other current assets	1,339	384

Total Current Assets	3,998	4,039

Property and Equipment, net	2,331	2,143
Purchased Intangible Assets, net	202	202

Total Assets	$6,531	$6,384

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$5,790	$4,016
Bridge loan payable, net of discount of $154	2,296	1,563
Accrued expenses:
Product cost	55	619
Other	705	692

Deferred rent	-	30
Flooring facility	1,513	370
Total Current Liabilities	10,359	7,290

Derivative liability	477	-
Convertible debenture, net of discount of $561	754	-

Total Liabilities	11,590	7,290

Shareholders' Deficit
Common stock, $.001 par value (200,000,000 shares authorized;19,726,678 and 18,826,678 shares
issued and outstanding, respectively	21	20
Treasury stock, 2,135,550 shares of common stock, at cost	(2,242)	(2,242)
Stock warrants	3,474	10,249
Additional paid-in-capital	45,053	39,368
Accumulated deficit	(51,365)	(48,301)

Total Shareholders' Deficit	(5,059)	(906)

Total Liabilities and Shareholders' Deficit	$6,531	$6,384

  The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Operations
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenues	$2,979	$8,426	$8,073	$15,567
Cost of Revenues	1,934	7,112	5,799	12,381

Gross Profit	1,045	1,314	2,274	3,186

Operating Expenses
General and administrative	2,857	3,418	5,724	7,171
Sales and marketing	293	799	588	1,294
Total operating expenses	3,150	4,217	6,312	8,465

Loss From Operations	(2,105)	(2,903)	(4,038)	(5,279)
Interest Expense, net	(537)	(74)	(1,229)	(83)
Miscellaneous Income	(22)	-	(22)	-
Loss on financial instruments	(356)	-	(404)	-

Net Loss	$(3,020)	$(2,977)	$(5,693)	$(5,362)

Net Loss per share - Basic and Diluted	$(0.16)	$(0.16)	$(0.29)	$(0.29)

Weighted Average Shares - Basic and Diluted	19,358,722	18,325,786	19,358,722	18,310,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock		Stock	Paid-in	Treasury Stock		Accumulated
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total
Balance, December 31, 2008	18,826,678	$20	$10,249	$39,367	2,135,550	$(2,242)	$(48,300)	$(906)
Cumulative effect of change in accounting principle – 1/1/2009 reclassification of equity linked financial instruments to derivative liabilities[1]	-	-	(7,486)	5,386	-	-	2,028	(72)
Stock compensation expense	-	-	-	99	-	-	-	99
Common stock issuance[2]	900,000	1	-	269	-	-	-	270
Warrants issued for services[3]	-	-	765	(68)	-	-	-	697
Warrants issued in conjunction with debt [4]	-	-	623	-	-	-	-	623
Warrants surrendered[5]	-	-	(77)		-	-	-	(77)
Expired warrants [6]	-	-	(600)	-	-	-	600	-
Net Loss	-	-	-	-	-	-	(5,693)	(5,693)

Balance, June 30, 2009	19,726,678	$21	$3,474	$45,053	2,135,550	$(2,242)	$(51,365)	$(5,059)

1 Reclassify warrants from equity to liability in conjunction with EITF 07-5. See Note 3 for additional discussion.

2 900,000 shares of common stock issued to an investor relations firm.

3 Warrants issued to purchase 150,000 shares of common stock at $0.10/share.

4 5,260,000 warrants issued in conjunction with convertible debenture.

5 1,600,000 warrants surrendered by an investor that were originally issued in conjunction with the bridge loan in October 2008.

6 333,333 warrants expired that were originally issued in December 2005 with an exercise price of $4.50.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Net loss	$(5,693)	$(5,362)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	278	309
Stock compensation expense	99	223
Common stock and warrants issued for services	967	32
Loss on derivative liability	468	-
Interest on warrants issued for debt	757	-
Changes in assets and liabilities:
Accounts receivable	480	(636)
Merchandise inventories	323	(580)
Prepaid expenses and other current assets	(955)	(83)
Accounts payable	1,774	(140)
Accrued expenses	(581)	73

Net cash used in operating activities	(2,083)	(6,164)

Cash Flows From Investing Activities
Capital expenditures	(468)	(473)
Change in restricted cash	178	-

Net cash used in investing activities	(290)	(473)

Cash Flows From financing Activities
Change in flooring facility	1,143	(198)
Credit Line Borrowings	-	3,911
Proceeds from convertible debenture	1,315	-
Payments on Bridge Loan	(100)	-

Net cash provided by financing activities	2,358	3,713

Net Decrease in Cash and Cash Equivalents	(15)	(2,924)

Cash and Cash Equivalents, beginning of period	99	7,724

Cash and Cash Equivalents, end of period	$84	$4,800

Supplemented Cash Flow Disclosure
Cash paid for interest	$408	$97
Non-cash Investing Activity - Shares issued for domain name acquisition	-	203

The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation

Enable Holdings, Inc. (the "Company" or "Enable"), formerly uBid.com Holdings, Inc., operates leading on-line websites that enable itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers. Through the Company's websites, located at www.uBid.com and www.RedTag.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products and collectibles. The Company's marketplace employs a combination of auction style and fixed price formats.

During the  2008, Enable Holdings commenced its efforts to change its business model. Concurrent with this change, we changed the name of the Company to Enable Holdings, Inc. and reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their excess inventory. The segments are listed below:

1)
uBid.com:     The Company’s flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

2)	RedTag.com: The Company’s fixed price internet site launched in August 2008, offers name brand merchandise with a low shipping and handling fee of only $1.95.

3)	RedTag Live: The Company’s live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

4)
Dibu Trading Company:     A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact the Company to find a buyer that will buy the entire inventory in a single transaction. The Company’s B2B experience allows it to present deals to multiple interested buyers to get the most profitable one.

5)
Commerce Innovations:     A software service company which licenses auction software to third party companies. Companies, businesses and governments can use the Company’s platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience.

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

Note 2. New accounting pronouncements

1)
In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EIT 07-5 in the first quarter of fiscal year 2009. In accordance with EITF 07-5, the Company identified three tranches of warrants that were not indexed to the Company’s common stock and thus were required to be reclassified as a liability, as stated in Note 3 below.

2)
In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. For the six months ended  June 30, 2009, the Company used the guidance provided in SFAS 157, to value and present the stock warrant liability.

3)
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash upon conversion to account for the debt and equity components separately.  FSP APB 14-1 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. The Company evaluated FSP APB 14-1 against the outstanding debt and concluded that it does not need to account for any changes since the outstanding convertible debt is convertible at the holder’s option but does not have a settlement option.

4)
In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The provisions of FSP  EITF 03-6-1 require that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The Company does not have any outstanding unvested restricted stock as all of the Company’s restricted stock  vested in October 2008. Moreover, the Company’s restricted stock does not contain rights to non-forfeitable dividends. Thus, the Company will not state its earnings per share using the two-class method stated above.

Note 3. Summary of significant accounting policies

1)	Revenue recognition

The Company’s business model currently consists of three distinct business channels: Certified Merchant (CM), Managed Supply and Cash Recovery. The Company sells merchandise through the CM Program channel by allowing prescreened third party merchants to sell their product through our online marketplace to consumers and business. On this merchandise, the Company does not take title and therefore does not bear the related inventory risk. In the CM Program, the Company is the primary obligor to whom payment is due, but it bears no inventory or returns risk, so the Company records only its commission as revenue. Through the Managed Supply channel, the Company sells inventory that is consigned to it. The inventory is either stored at the Company’s warehouse or at the sellers’. The Company purchases merchandise outright in the Cash Recovery channel and sells to consumers and businesses. On this merchandise, the Company bears the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise. In all instances where the credit card authorization has been received but merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

2)	Derivative financial instruments

As a result of the adoption of EITF 07-5, the Company is required to disclose the fair value measurements required by SFAS No. 157,
“Fair Value Measurements.” The derivative liability recorded at fair value in the balance sheet as of June 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore require an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	$477	-	$477

Derivative liabilities consist of stock warrants issued by the Company that contain a strike price adjustment feature, as stated below. In accordance with EITF 07-5, the Company calculated the fair value of the warrants using the Black–Scholes–Merton valuation model, at January 1, 2009, with a corresponding reduction of additional paid in capital of $5,386 and $2,028 to accumulated deficit.  At June 30, 2009, the Company revalued the estimated liability and recorded the additional liability as a loss on financial instruments in the Statement of Operations as follows:

(Dollars in thousands, except per share price)

Warrants	Original exercise price	Adjusted warrants	Adjusted exercise price	Liability recorded 1/1/2009	Additional liability recorded 6/30/2009	Fair value 6/30/2009
2,669,065	$5.85	10,340,416	$1.51	$61	$339	$400
320,000	$4.50	1,231,006	$1.17	$12	$65	$77

The Company used the following assumptions in calculation of the Black-Scholes model: no expected dividend yield, estimated volatility 66.7%, risk-free interest rate of 1.82% and maturity of two years.

The total loss resulting from EITF 07-5, for the quarter and the six months ended June 30, 2009 is $356 and $404, respectively. The Company evaluates the liability each reporting period and records the appropriate gain or loss resulting from the change in the fair value of such warrants.

3)	Shipping and handling costs

Shipping costs that are billable to the customer are included in revenue and shipping costs that are payable to vendors and are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the quarters ended June 30, 2009 and 2008, were $128 and $201, respectively. Handling costs for the six months ended June 30, 2009 and 2008 were $303 and $391, respectively.

4)	Intangibles

On June 13, 2008, the Company entered into an agreement with a holder of greater than 5% of the Company’s voting common stock, for the purchase of an internet domain name or Universal Resource Locator or URL, www.redtag.com, in exchange for 150,000 shares of the Company’s common stock. The URL has an indefinite useful life and thus in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the intangible asset need not be amortized.  Each reporting period, the Company will evaluate the useful life of the intangible asset to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed. No impairment was recorded at June 30, 2009.

Note 4. Earnings (loss) per share

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

June 30,	2009	2008
Shares subject to stock warrants	59,921,423	3,412,398
Shares subject to stock options	5,416,694	1,693,500
	65,338,117	5,105,898

The EPS for the three and six months ended June 30, 2009 and 2008 were $(0.16) and $(0.29), respectively.

Note 5. Financing Arrangements

1)
On July 15, 2008 the Company signed a $10.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, as long as the Company’s common stock is trading above $0.75 per share, the Company had the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60,000 to $1.0 million, depending on certain conditions set forth in the agreement, up to an aggregate of $10.0 million.

In consideration for entering into the agreement,  the Company issued to Fusion Capital 230,074 shares of the Company’s common stock as a commitment fee. Also, the Company was to issue to Fusion Capital an additional 230,074 shares as a commitment fee pro-rata as the Company receives the $10.0 million of future funding. The purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of the Company’s common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the price of the Company’s common stock is below $0.75 per share. The common stock purchase agreement may be terminated by the Company at any time at the Company’s discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement were to be used to provide working capital to further implement the Company’s  strategic change to focus on liquidating excess inventories.

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

2)
During the fourth quarter of 2008, the Company received a $2,550,000 bridge loan provided by multiple accredited investors. The bridge loan is in the form of Senior Secured Debentures and bears interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase 12,750,000, 25,500,000 and 3,200,000 shares of the Company’s common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of five years from the agreement date. The investors may elect to convert the accrued and unpaid interest into the common stock of the Company. See Note 8 for details on the bridge loan.

3)
In March 2009, the Company initiated a private placement offering to accredited investors. Investors may purchase units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures will pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The minimum and maximum number of units that may be sold in the private placement  is 2,000,000 units and 15,000,000 units, respectively. As of June 30, 2009, the Company has received investments in aggregate of $1,315 which were held in an escrow account until April 29, 2009. The Company used the proceeds for inventory needs and for outstanding vendor payables.

4)
In March 2009, the Company entered into an independent twelve month consulting agreement with Salzwedel Financial Communications, Inc (“Salzwedel”), with the term expiring May 15, 2010. Salzwedel will represent the Company in investors’ communications and relations with existing shareholders, brokers, dealers and other investment professionals as to the Company’s current and proposed activities and to consult with management concerning such Company activities. For undertaking the engagement, for previous services rendered and for other good and valuable consideration, the Company  issued Salzwedel a Commencement Bonus of 900,000 shares of Common Stock and a five-year warrant to purchase 3,000,000 shares of Common Stock at $0.25 per share. Additionally the Company has agreed to pay Salzwedel $8,000 cash per month, during the term of the engagement, unless terminated early. Pursuant to the terms of the engagement at no time will Salzwedel beneficially own five percent or more of the Company.

Note 6. 2005 Equity Incentive Plan and Stock Based Compensation

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

A minimum of 7,000,000 and a maximum of 10,500,000 shares of common stock, subject to the discretion of the Company’s Board of Directors, have been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, expires and is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life.

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

Stock options

Stock option activity under the Company’s 2005 Equity Incentive Plan for the six months ended June 30, 2009 is summarized as follows:

	Shares	Weighted- Average exercise price per share
Outstanding at December 31, 2008	1,568,500	1.18
Granted	56,000	0.29
Exercised	-	-
Surrendered	(80,000)	0.99
Outstanding at March 31, 2009	1,544,500	$1.15
Granted	3,872,194	0.38
Exercised	-	-
Surrendered	-	-
Outstanding at June 30, 2009	5,416,694	$0.60

Exercisable at June 30, 2009	1,158,875	$1.15

The fair value of the stock options granted under the Company’s 2005 Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,
	2009	2008
Risk - free interest rate	1.2%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	70.96%	68.0%
Expected life (years)	6.0	6.0
Weighted average grant date fair value	$0.60	$1.36
Estimated forfeiture rate	5.0%	5.0%

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

The following table summarizes additional information regarding outstanding and exercisable options at June 30, 2009.

	Outstanding			Exercisable
	Number	Weighted	Weighted Average		Weighted
	Outstanding at	Average Exercise	Remaining	Number Exercisable	Average Exercise
Exercise Price	June 30, 2009	Price	Contractual Life	at June 30, 2009	Price
.01 - 2.00	5,344,194	$1.06	8.63	1,122,500	$1.09
2.01 - 4.00	61,500	2.87	7.98	28,125	2.90
4.01 - 5.00	11,000	4.50	6.75	8,250	4.50
	5,416,694	$1.15	8.59	1,158,875	$1.15

As of June 30, 2009 there was $857,000 of total unrecognized compensation cost related to the non-vested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the remaining vesting period of the non-vested option awards.

Restricted Stock

On February 19, 2008 the Company offered eligible employees the opportunity to exchange on a grant by grant basis, their outstanding eligible options for shares of restricted stock. Options eligible for the exchange in this offer were granted under the Company’s 2005 Equity Incentive Plan  in 2005 and 2006 and had an exercise price per share that was greater than $2.00. Individuals that held 500 or fewer eligible options were cashed out.

The number of restricted stock rights granted in exchange for each eligible option surrendered was based upon an exchange ratio of 3 to 1. The 3 to 1 exchange ratio was determined because at the origination of the offer the fair value of the eligible options approximated the share price at a 3 to 1 conversion rate. The incremental stock compensation expense resulting from the offer was $109,000 to be amortized over the remaining life of the original options granted. Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 20 individuals that tendered 765,000 options for an aggregate of 255,000 restricted stock rights.

In October 2008, in conjunction with the issuance of bridge notes (discussed in Note 5), the vesting on all of the remaining unvested restricted stock was accelerated due to the change in control. As of June 2009, there was no unvested restricted common stock outstanding.

Stock –based Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123(R), related to the 2005 Equity Incentive Plan for the three months and six months ended June 30 2009 and 2008 was as follows:

	(Dollars in Thousands)
	Three months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Stock Options	$69	$114	$99	$223

The Company incurred no compensation expense related to the restricted common stock, due to the accelerated vesting in 2008, as described above.

Note 7. Common Stock warrants

1)
Warrants were issued in conjunction with the private offering in 2005, with a 3-year term expired in October 2008. These warrants were issued to purchase 333,333 shares of common stock with an exercise price of $4.50 per share and had a life of three years.

2)
In March 2009, the Company issued a warrant to purchase 3,000,000 shares of common stock to an investor relations firm. See Note 5 for further discussion. Pursuant to this agreement, an investor who owns greater than 5% of our common stock, surrendered 1.6 million warrants that were issued in conjunction with the bridge loan in 2008.

3)	In March 2009, the Company issued a five year warrant to purchase 150,000 shares of common stock to a consultant of the Company as compensation for consulting services.

4)	In April 2009, the Company issued five year warrants to purchase 5,260,000 shares of common stock to investors that participated in the senior secured debenture discussed in note 5 above.

5)
In conjunction with stock warrant issuances in 2008 and 2009, the Company adjusted the exercise price and the shares of warrants that were issued in December 2005 and February 2006. The warrants that are adjusted are as follows:

Shares	Original exercise price	Adjusted shares	Adjusted exercise price
2,669,065	$5.85	10,340,416	$1.51
320,000	$4.50	1,231,006	$1.17

Note 8. Debt

1)
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

On October 15, 2008, the Company paid off-the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement specified above. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50,000 and early termination fee of $125,000. Wells Fargo Bank has also released its security interest in the Company’s collateral.

2)
During the fourth quarter of 2008, the Company received a $2,550,000 bridge loan provided by multiple accredited investors. The bridge loan is in the form of  a Senior Secured Debenture and bears interest at the rate of 18% per annum. In consideration for the loan, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company's common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company's common stock. The warrants are exercisable immediately for a period of five years from the agreement date. The investors may elect to convert the accrued and unpaid interest into common stock of the Company. The Company engaged an independent valuation company to assist in determining the fair market value of the warrants that were issued in conjunction with the bridge loan. The fair market value of the warrants was determined to be $8,752,000 based on a volatility range of 66.71%-83.60% and an interest rate range of 1.22%-4.08%.

Per APB14 – Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), the Company recorded fair value of the warrants using a relative fair value of the warrants and debt. The resulting discount of $1,975,000 was amortized $987,000, $531,000 and $302,000 in the three months ended December 31, 2008, March 31, 2009 and June 30, 2009, respectively. At June 30, 2009 there remains a balance of $154,000 of unamortized discount or approximately 1.5 months of amortization. The Company is amortizing the discount as interest expense over a 10.5 month term due to the loan extensions.

On April 16, 2009 and subsequently on July 16,2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550,000. The original maturity date of such loans was January 12, 2009, January 29, 2009, February 19, 2009, April 16, 2009, July 14, 2009 and August 14, 2009. The investors made such extensions pursuant to Debenture Modification and Extension Agreements which call for an extension of the loans for 90-days after their original 90-day terms. Although the bridge loan holders are under no obligation to extend the maturity of the loan and can call the loan payment upon maturity, the Company expects to request further extension until it gains access to credit to be able to pay off this loan. During the first quarter of 2009, the Company paid off $100,000 associated with the bridge loan.

An aggregate of 1,600,000 warrants were surrendered by an investor in the bridge loan financing in conjunction with the agreement with the investor relations firm, described previously. These warrants were exercisable at $0.25 per share.

Note 9. Segment Information

During  2008, the Company commenced efforts to change its business model. Concurrent with this change, the Company reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their inventory. The seller solutions offered by the Company are: Certified Merchant (CM), Managed Supply and Cash Recovery. Each of the business segments, except commerce innovations, can offer the three seller solutions.

The revenue and gross profit breakdown of the Company based on the five business segments, after the transition is as follows:
(The Company does not summarize expenses based on the segments).

				(Dollars in Thousands)
	Three months Ended June 30,				Six months Ended June 30,
Net Revenue	2009		2008		2009		2008
uBid,com	$1,579	53.0%	$5,889	69.9%	$4,264	52.8%	$10,626	68.3%
RedTag.com	119	4.0%	-	0.0%	246	0.03	-	-
RedTag Live	11	0.4%	-	-	803	9.9%	4,750	30.5%
Dibu Trading Co.	1,270	42.6%	2,537	30.1%	2,760	34.2%	191	1.23%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$2,979	100.0%	$8,426	100.0%	$8,073	100.0%	$15,567	100.0%

Gross Profit
uBid,com	$887	84.9%	$1,028	78.2%	$1,801	79.2%	$2,322	72.9%
RedTag.com	17	1.6%	-	0.0%	34	1.5%	-	-
RedTag Live	2	0.2%	-	0.0%	187	8.2%	673	21.1%
Dibu Trading Co.	139	13.3%	286.00	0.22	252	11.1%	191	6.0%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$1,045	100.0%	$1,314	100.0%	$2,274	100.0%	$3,186	100.0%

Gross Profit %
uBid,com	56.2%		17.5%		42.2%		21.9%
RedTag.com	14.3%		-		13.8%		-
RedTag Live	18.2%		-		23.3%		14.2%
Dibu Trading Co.	10.9%		11.3%		9.1%		-
Commerce Innovations	-		-		-		-
Total	35.1%		15.6%		28.2%		20.5%

Note 10. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, considering the Company  realizes  the assets and liquidates the liabilities in the normal course of business. As of June 30, 2009 the Company had accumulated a deficit of approximately $51,366,000. The Company has incurred losses in the last 11 years, significantly so in the last two years, attributable to operations and the change in the business model. The Company has managed its liquidity during this time through a series of cost reduction initiatives and short-term financing transactions. However, the current credit market remains volatile which affects the Company’s ability to raise long-term capital financing and inventory financing needed in its business.

The Company’s plans to alleviate this condition consist of, but are not limited to the following:

•
Issuance of debentures pursuant to a private placement memorandum to accredited investors with an estimate capital raise of approximately $4,500,000-$7,500,000. As of June 30, 2009, the Company successfully raised  $1,315,000 in this private placement,

•	Entered in to an asset based lending credit line (ABL) of approximately $5,000,000,

•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,

•	Increase revenues through the introduction of customer transaction fees and restructuring of CM vendor rate card, and

•	Cost reduction plans including consolidating corporate, warehouse and customer care facilities and reducing head count.

However, there is no assurance that the Company will be successful in these efforts, which raises substantial doubt as to its ability to continue as a going concern.

Note 11. Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.
The existing bridge loan expired on August 14, 2009. The bridge loan holders have indicated to the Company that they will grant an additional 30 day extension to the loan but the Company has not yet received signed agreements.

On August 4, the Company received a notice from the SEC notifying the Company that the Company’s 2008 Form 10-K and the Form 10-Q for the period ended March 31, 2009 have been selected for review. Management has reviewed the SEC comments and does not anticipate any material adjustments.

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

Overview

        We operate leading online websites located at www.uBid.com and www.RedTag.com. The two websites offer high quality excess, new, overstock, close-out, recertified and limited supply brand name merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to minimize the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our online properties offer brand-name merchandise from over 200 product categories including but not limited to, computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products and collectibles.

        Our current business model provides value for consumers, manufacturers, distributors, retailers and other approved third party merchants. Consumers shop in a trustworthy and secure online environment and have the opportunity to bid their own prices on popular, brand-name products realizing product savings of generally 20%-80% off retail prices. Our online properties provide merchants with an efficient and economical distribution channel for maximizing revenue on their merchandise. Merchants can monetize overstock and close-out inventory, expand their customer base and increase sales without compromising existing distribution channels.

        Our business model currently consists of three distinct business channels: Certified Merchant (CM), Managed Supply and Cash Recovery.

        We sell merchandise through the CM Program channel by allowing prescreened third party merchants to sell their products through our online marketplace to consumers and businesses. On this merchandise, we do not take title and therefore do not bear the related inventory risk. In the CM Program, we are the primary obligor to whom payment is due, but we bear no inventory or returns risk, so we record only our commission as revenue. Through the Managed Supply channel, we sell inventory that is consigned to us. The inventory is either stored at our warehouse or at the sellers'. We purchase merchandise outright in the Cash Recovery channel and sell to consumers and businesses. On this merchandise, we bear the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise. In all instances where the credit card authorization has been received but merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped.

        Our online properties are available 24 hours a day; seven days a week and we currently offer over 200,000 items each day. Since the first offer of product in December 1997, our marketplace has facilitated over $1 billion in net revenues and has registered over five million members.

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

We began changing our business model in the first quarter of 2008 and continued implementing those changes through the end of 2008. The seven proprietary selling solutions within the five operating divisions are:

•	uBid.com: Our flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

•	RedTag.com: Our fixed price internet site launched in August 2008 and offers name brand merchandise with a low shipping and handling fee of only $1.95.

•	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

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

        Our  financial results in 2008 and the first half of 2009 were negatively impacted by the planned change in the business model and the severe global economic downturn. To achieve the objective of becoming the leading excess inventory provider, we made significant investments in increased staffing levels and information technology infrastructure, specifically in the first nine months of 2008. We  also made major changes to our traditional operations as we transition to the new business model.

        As part of the transition to a new business model, we significantly reduced our marketing spending while realigning the marketing and advertising resources to better position them to each new operating division. We also made the strategic decision to eliminate outside advertisement on our website. Historically advertisement sales have added a revenue stream but have negatively impacted overall sales by redirecting visitor traffic from our website to competing websites.

        The transition from an auction marketplace to an asset solutions company also required that operationally we improve the efficiency of our platform to enhance the user experience. We significantly decreased the number of listings, eliminating the unprofitable listings, while preparing to migrate fixed price listings to the RedTag platform based on the new business model. The reduction in the number of unprofitable listings improved our auction success rate and provides efficiencies to both buyers and sellers on our platform.

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

Key Business Metrics: We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

	2009		2008				2007
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
uBid.com
GMS (in Thousands)	$9,555	$11,821	$12,374	$14,385	$17,117	$16,671	$21,765	$22,731
Number of orders (in thousands)	70	81	94	95	97	95	115	129
Average Order Value	$137	$145	$131	$152	$176	$175	$188	$177
Visitors to Bidders Percentage	3.3%	3.1%	2.9%	3.3%	3.6%	4.1%	3.1%	2.7%
Auctions Closed (in Thousands)	373	377	383	215	181	455	780	715
Auction Success rate	13.0%	14.4%	15.0%	26.6%	30.9%	12.9%	8.6%	10.9%

RedTag.com
GMS (in Thousands)	$140	$143	$474	$304	$-	$-	$-	$-
Number of orders (in thousands)	2	2	5	3	-	-	-	-
Average Order Value	$88	$83	$96	$119	$-	$-	$-	$-
Visitors to Bidders Percentage	3.5%	9.6%	30.2%	15.1%	-	-	-	-

(1)	RedTag.com was first launched in August 2008.

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

Revenue Source: We derive most of our revenue from sales of products to consumers and businesses as well as commission revenue earned for sales of merchandise under revenue sharing agreements with third party sellers. We believe that the principal drivers of our revenue consist of the average order value placed by our customers, the number of orders placed by both existing and new customers, special offers we make available that result in incremental orders, our ability to attract new customers and advertising that impacts our revenue drivers. Sales consist of orders placed through our uBid.com and RedTag.com websites, live sales events and direct business to business sales. We further generate revenue from shipping fees we charge our customers and advertising sales. We record our revenue net of returns and other discounts. Our revenues may fluctuate from period to period as a result of special offers we provide such as free shipping, and other special promotions.

 Our revenue is dependent in part on sales of products produced by or purchased from several vendors.  The following vendors accounted for revenues greater than 5% of our total revenues in the six months ended June 2009 and 2008. No other supplier represented more than 5% of our net revenues for any period presented.

	Three months ended		Six months ended
	June 30,		June 30,
Vendor	2009	2008	2009	2008
Hewlett Packard Company	42.2%	38.7%	42.1%	39.5%
Always-at-Market	6.5%	6.7%	6.4%	6.9%

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

Results of Operations (Dollars in Thousands)

Comparison of three months ended June 30, 2009 and 2008
(Dollars in thousands, except per share data and average order value)

The  below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in quarter ended June 2009 as compared to June 2008. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	(Dollars in Thousands)
	Three months ended June 30,
	2009		2008		Increase (Decrease)
Net Revenues:
uBid.com	$1,579	53.0%	$5,889	69.9%	$(4,310)	(73.2%)
RedTag.com	119	4.0%	-	-	119	100.0%
RedTag LIVE	11	0.4%	-	-	11	100.0%
Dibu Trading Co.	1,270	42.6%	2,537	30.1%	(1,267)	(49.9%)
Total Net Revenues	2,979	100.0%	8,426	100.0%	(5,447)	(64.6%)

Gross Profit:

uBid.com	887	29.8%	1,028	12.2%	(141)	(13.7%)
RedTag.com	17	0.6%	-	-	17	100.0%
RedTag LIVE	2	0.1%	-	-	2	100.0%
Dibu Trading Co.	139	4.7%	286	3.4%	(147)	(51.4%)
Total Gross Profit	1,045	35.1%	1,314	15.6%	(269)	(20.5%)

General and administrative	2,857	95.9%	3,418	40.6%	(561)	(16.4%)
Sales and marketing	293	9.8%	799	9.5%	(506)	(63.3%)
Total operating expenses	3,150	105.7%	4,217	50.0%	(1,067)	(25.3%)
Loss from operations	(2,105)	(70.7%)	(2,903)	(34.5%)	798	(27.5%)
Interest Expense, net	(537)	(18.0%)	(74)	(0.9%)	(463)	625.7%
Miscellaneous Income	(22)	(0.7%)	-	-	(22)	-
Loss on financial instruments	(356)	(12.0%)	-	-	(356)	-
Net Loss	$(3,020)	(101.4%)	$(2,977)	(35.3%)	$(43)	1.4%

Revenue

Web Properties:  uBid.com and RedTag.com

Net revenue decreased 73.2% and gross profit decreased 13.7% in the quarter ended June 30, 2009 compared to the same period in 2008. The decreased revenue was primarily attributable to capital constraints impacting the Company’s ability to purchase inventory for sale. Inventory available for website sales decreased 88% to $246 at June 30, 2009 compared to $2,084 at June 30, 2008. The liquidity constraints were the primary factor causing a decrease in the number of orders to 70 in the three months ended June 30, 2009 compared to 97 in the three months ended June 30, 2008. Reduced product offerings due to inventory availability during the three months ended June 2009 resulted in a decrease in the number of visitors which negatively impacted the average order value, visitor to bidder ratio and auctions closed. The Company launched a fixed price online property (RedTag.com) in August 2008 which added $127 in revenue for the three months ended June 2009.

The Company also made the strategic decision to eliminate outside advertising on its website. In the past, the Company sold advertising space on its website to various companies. Although this strategy added a revenue stream, it impacted sales on the Company’s website since it directed visitors away to competing websites. As a result of the elimination of advertisement revenues, visitors spent more time shopping on the Company’s website, as evidenced by the increase in auction success rate. The advertising revenues were $11 and $28 for the three months ended June 30, 2009 and 2008, respectively, and are included with uBid.com revenues in the above table.

Offline Sales Channels: Dibu Trading Co. and RedTag Live

Net revenue for the offline sales channels decreased approximately 50% in the second quarter of 2009 as compared to 2008, which was due to the winding down of the live store location opened in the first quarter of 2008.

Sales, General and Administrative Expenses

Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. The following is a summary of the SG&A expenses:

	(Dollars in Thousands)
	Three Months Ended June 30,
SG&A Expenses:	2009	2008	Increase (Decrease)
Advertising	$230	$478	$(248)
Salary and benefits	1,189	1,604	(415)
RedTag Live Event	99	298	(199)
Stock-based compensation	69	114	(45)
Facilities	98	73	25
Warehouse	128	201	(73)
Credit card fees	258	392	(134)
Telecommunications, hardware and storage	187	177	10
Legal, audit, insurance, and other regulatory fees	554	379	175
Depreciation & amortization	159	103	56
Consulting and outside services	98	261	(163)
Travel	38	57	(19)
Dues & Subscriptions	18	31	(13)
Other SG&A	25	49	(24)

	$3,150	$4,217	$(1,067)

SGA expenses decreased $1,067 or 25.3% in the quarter ended June 2009 as compared to the quarter ended June 2008.  The primary reason for the decrease in these expenses was the company-wide transition to an asset recovery model. The primary categories contributing to the decrease are as follows:

•	Advertising expenses decreased $248 or 51.9% due to the elimination of unprofitable and ineffective advertising campaigns, as previously described.

•	Salary and benefits expenses decreased $415 or 25.8% due to staff reductions.

•
RedTag Live event expenses decreased $199 or 66.8% as a result of closing the outlet store in Florida. Staff for current events is temporary and not kept on the payroll while future events are being planned.

•	Credit card fees decreased $134 or 34.1% due to the decrease in sales volume at the web properties.

•	Legal, audit, insurance, and other regulatory fees increased $175 or 46% primarily due to fees incurred in the convertible debt issuance.

•	Consulting and outside services decreased $163 or 62.4% as we eliminated outside services related to market research and analysis that were engaged in 2008.

Net Losses

The Company experienced a net loss of $3,020 or $0.16 per share for the three months ended June 30, 2009 compared to a net loss of $2,977 or $0.16 per share for the three months ended June 30, 2008. Net loss increased due to the aforementioned change in the business model and the capital constraints resulting in an increase in interest expense. The interest expense related to the amortization of bridge loan amortization is $356 and $0 for the three months ended June 2009 and 2008, respectively.

Comparison of six months ended June 30, 2009 and 2008
(Dollars in thousands, except per share data and average order value)

The below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in the six months ended June 2009 as compared to June 2008. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	(Dollars in Thousands)
	Six months ended June 30,
	2009		2008		Increase (Decrease)
Net Revenues:
uBid.com	$4,264	52.8%	$10,626	68.3%	$(6,362)	(59.9%)
RedTag.com	246	3.0%	-	-	246
RedTag LIVE	803	9.9%	-	-	803
Dibu Trading Co.	2,760	34.2%	4,750	30.5%	(1,990)	(41.9%)
Other	-	-	191	-	(191)	100.0%
Total Net Revenues	8,073	100.0%	15,567	100.0%	(7,494)	(48.1%)

Gross Profit:

uBid.com	1,801	22.3%	2,322	14.9%	(521)	(22.4%)
RedTag.com	34	0.4%	-	-	34
RedTag LIVE	187	2.3%	-	-	187
Dibu Trading Co.	252	3.1%	673	4.3%	(421)	(62.6%)
Other	-	-	191	-	(191)	100.0%
Total Gross Profit	2,274	28.2%	3,186	20.5%	(912)	(28.6%)

General and administrative	5,724	70.9%	7,171	46.1%	(1,447)	(20.2%)
Sales and marketing	588	7.3%	1,294	8.3%	(706)	(54.6%)
Total operating expenses	6,312	78.2%	8,465	54.4%	(2,153)	(25.4%)
Loss from operations	(4,038)	(50.0%)	(5,279)	(33.9%)	1,241	(23.5%)
Interest Income / (Expense), net	(1,229)	(15.2%)	(83)	(0.5%)	(1,146)	1380.7%
Loss on warrant liability	(426)	(5.3%)	-	-	(426)	100.0%
Net Loss	$(5,693)	(70.52%)	$(5,362)	(34.4%)	$(331)	6.2%

Revenue

Web Properties:  uBid.com and RedTag.com

Net revenue decreased 59.9% and gross profit decreased 22.4% in the quarter ended June 30, 2009 compared to the same period in 2008. The decreased revenue was primarily attributable to capital constraints impacting the Company’s ability to purchase inventory for sale. The liquidity constraints were the primary factor causing a decrease in the number of orders to 151 in the six months ended June 30, 2009 compared to 192 in the six months ended June 30, 2008. The Company launched a fixed price online property (RedTag.com) in August 2008 which added $246 in revenue for the six months ended June 2009.

Offline Sales Channels: Dibu Trading Co. and RedTag Live

Net revenue for the offline sales channels decreased 41.9% in the six months ended June 30, 2009 as compared to 2008. The lower inventories in the offline channels resulted in lower revenues. The addition of RedTag live format in late 2008 offset this decrease.

Sales, General and Administrative Expenses

Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. The following is a summary of the SG&A expenses:

	(Dollars in Thousands)
	Six Months Ended June 30,
			Increase
SG&A Expenses:	2009	2008	(Decrease)
Advertising	$436	$775	$(339)
Salary and benefits	2,376	3,336	(960)
RedTag Live Event	461	627	(166)
Stock-based compensation	99	223	(124)
Facilities	172	147	25
Warehouse	303	391	(88)
Credit card fees	538	793	(255)
Telecommunications, hardware and storage	339	347	(8)
Legal, audit, insurance, and other regulatory fees	898	722	176
Depreciation & amortization	278	309	(31)
Consulting and outside services	234	510	(276)
Travel	69	131	(62)
Dues & Subscriptions	63	56	7
Other SG&A	46	98	(52)

	$6,312	$8,465	$(2,153)

SGA expenses decreased $2,153 or 25.4% for the six months ended June 2009 as compared to the same period June 2008. The primary categories contributing to the decrease are as follows:

•	Advertising expenses decreased $339 or 43.7% due to the elimination of unprofitable and ineffective advertising campaigns, as previously described.

•	Salary and benefits expenses decreased $960 or 28.8% due to staff reductions.

•	Credit card fees decreased $255 or 32.1% due to the decrease in sales volume at the web properties.

•	Legal, audit, insurance, and other regulatory fees increased $176 or 24% primarily due to fees incurred in the convertible debt issuance.

•	Consulting and outside services decreased $276 or 54.1% as we eliminated outside services related to market research and analysis that were engaged in 2008.

Net Losses

The Company experienced a net loss of $5,693 or $0.29 per share for the six months ended June 30, 2009 compared to a net loss of $5,362 or $0.29 per share for the six months ended June 30, 2008. The net loss increased due to the aforementioned change in the business model and capital constraints resulting in an increase in interest expense. The interest expense related to the amortization of bridge loan amortization is $426 and $0 for the six months ended June 2009 and 2008, respectively. Interest expense related to inventory financing was $129 and $0 for the six months ended June 2009 and 2008, respectively.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2009 was $2,083 compared to $6,164 used in the six months ended June 30, 2008. Despite the relatively consistent net losses reported for June 30, 2009 and 2008, operating cash flows improved due to non cash charges of $2,192 for the six months ended June 30, 2009. Cash was also provided by changes in working capital items of approximately $1,041.

Net cash used in investing activities was $290 and $473 for the six months ended June 30, 2009 and 2008, respectively. The net cash used was due to capital expenditures. The Company continues to implement a new back office system which will eliminate costs and provide greater efficiencies. Restricted cash decreased $178 due to the reduction of existing letters of credit.

Net cash provided by financing activities was $2,358 for the six months ended June 30, 2009, compared to $3,713 for the same period last year. The cash provided was primarily from the proceeds of the convertible debenture discussed in Note 5 and proceeds from inventory financing.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the "Credit Agreement"). The Credit Agreement provided for advances to the Company of up to a maximum of $25,000,000. The amount actually available to the Company varied from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements were secured by all of the Company's assets. The initial term of the Agreement was three years, expiring on April 28, 2009. Up to $7,000,000 of the maximum amount was available for irrevocable, standby and documentary letters of credit. Advances under the Credit Agreement incurred interest at a base rate (Wells Fargo Bank's prime rate) or LIBOR plus 2.5%. The Credit Agreement required a prepayment fee of $500,000 if the Company terminated the Credit Agreement during its first year, $400,000 if it terminated the Credit Agreement during its second year and $100,000 if the Company terminated the Credit Agreement during the third year. The Credit Agreement required the Company, among other things, to limit capital expenditures and maintain minimum availability on the line. Also, the Company was obligated contractually by a restrictive lock box arrangement. The Credit Agreement also required the Company to pay a variety of other fees and expenses, including minimum monthly interest of $10,000.

On July 25, 2008, Wells Fargo Bank notified the Company of the Company's failure to meet the minimum excess availability requirement of $3,500,000. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that the Company demonstrate net earnings at the levels stated in the agreement. Due to the change in the business model of the Company in 2008, it was unable to meet the covenants. On October 15, 2008, the Company paid off-the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement specified above. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50,000 and early termination fee of $125,000. Wells Fargo Bank has also released its security interest in the Company's collateral.

On July 15, 2008 the Company signed a $10,000,000 common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission ("SEC") covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, as long as the Company's common stock is trading above $0.75 per share, the Company had the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60,000 to $1,000,000, depending on certain conditions set forth in the agreement, up to an aggregate of $10,000,000.

In consideration for entering into the agreement,  the Company issued to Fusion Capital 230,074 shares of the Company's common stock as a commitment fee. Also, the Company was to issue to Fusion Capital an additional 230,074 shares as a commitment fee pro rata as the Company receives the $1,000,000 of future funding. The purchase price of the shares related to the $1,000,000 of future funding was to be based on the prevailing market prices of the Company's common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below $0.75 per share. The common stock purchase agreement may be terminated by the Company at any time at the Company's discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by the Company under the common stock purchase agreement were to be used to provide working capital to further implement the Company's  strategic change to focus on liquidating excess inventories.

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

During the fourth quarter of 2008, the Company received a $2,550,000 bridge loan provided by multiple accredited investors, a portion of which was provided by related parties (See Note 18). The bridge loan is in the form of Senior Secured Debentures and bear interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company's common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company's common stock. The warrants are exercisable immediately for a period of five years from the agreement date. The investors may elect to convert the accrued and unpaid interest into the common stock of the Company.

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

On April 6, 2009, in conjunction with the issuance of our annual report, our auditors issued a qualified opinion which raised substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this condition consist of, but are not limited to the following:

•	Issuance of debentures pursuant to a private placement memorandum to accredited investors with an estimate capital raise of approximately $4,500,000-$7,500,000 (see next paragraph),

•	Enter in to an asset based lending credit line (ABL) of approximately $5,000,000,

•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,

•	Increase revenues through the introduction of customer transaction fees and restructuring of CM vendor rate card, and

•	Cost reduction plans including consolidating corporate, warehouse and customer care facilities and reducing head count.

In March 2009, the Company initiated a private placement offering to accredited investors. Investors may purchase units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures will pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The minimum and maximum number of units that may be sold in the private placement is 2,000,000 units and 15,000,000 units, respectively. As of June 30, 2009, the Company has received investments in aggregate of $1,315,000 which were held in an escrow account until April 29, 2009. The Company will determine the best use of the proceeds based on the corporate strategy and immediate inventory needs. Of the $1,315,000 proceeds received, $25,000 were utilized as legal expenses while $60,000 were paid to the brokers who assisted us with this offering.

On April 16, 2009 and on July 16, 2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550,000 in the form of a 90 day bridge loan. The original maturity date of such loans was January 12, 2009, January 29, 2009,   February19, 2009, April 16, 2009, July 14, 2009 and August 14, 2009. The investors made such extensions pursuant to Debenture Modification and Extension Agreements which call for an extension of the loans for 90-days after their original 90-day terms. Although the bridge loan holders are under no obligation to extend the maturity of the loan and can call the loan payment upon maturity, the Company expects to request further extension until it gains access to credit to be able to pay off this loan. During the first quarter of 2009, the Company paid off $100,000 associated with the bridge loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, maintains our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), increases in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers and vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company is not successful in securing financing, when and as needed, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet our customer’s requirements. If economic conditions in the United States and other key parts of the world deteriorate further or do not show improvement, the Company may experience material adverse impacts to its business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2009, options to purchase an aggregate of  3,337,368 shares of the Company’s common stock were granted to individuals, all of which are employees of Enable Holdings, Inc. The options have a term of  tenyears and vest over a three to four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 8, 2009.  Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed on the proxy statement, and all nominees were elected.

Proposal 1 for the election of two Class I directors:

		Number of Votes
Nominee	For	Withheld
Kenneth J. Roering	17,938,052	33,340
Robert T. Geras	17,933,052	38,340

Proposal 2 to approve the increase from 2,500,000 shares to a a minimum of 7,000,000 total shares and a maximum of 10,500,000 total shares, subject to the discretion of the Company’s Board of Directors, authorized for issuance under the Company’s 2005 Equity Incentive Plan:  A total of 11,215,863 shares were voted in favor, 128,089 were voted against and 103,250 shares abstained from voting.

Proposal 3 to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009:  A total of 17,896,021 shares were voted in favor, 540 were voted against and 74,829 shares abstained from voting.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 14, 2009.

ENABLE HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)