Form 10-K/A
period 2008-12-31
Enable Holdings, Inc.
filed 2009-10-23
CIK 1219097

Use these links to rapidly review the document
ENABLE HOLDINGS, INC. TABLE OF CONTENTS
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

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

         The number of shares outstanding of the registrant's Common Stock, par value $0.001, as of, March 15, 2009, was 18,826,678

DOCUMENTS INCORPORATED BY REFERENCE
 None

EXPLANATORY NOTE

Enable  Holdings, Inc. (the "Company") filed its Annual Report on Form 10-K for fiscal year 2008 (the "Annual Report") with the Securities and Exchange Commission (the "Commission") on April 10, 2009. On August 4, 2009, the Commission issued comments to the Annual Report. This Amendment No. 1 to Annual Report on Form 10-K ("Amendment No. 1") amends the Annual Report to incorporate certain changes that have been made to the presentation of Enable Holdings, Inc.’s   financial statements and the notes thereto, in response to the Commission’s comments issued August 4, 2009.

Accordingly, changes have been made to the following sections of the Annual Report:

•	Item 8. Financial Statements and Supplementary Data Independent Auditors Report
•	Item 8 Financial Statements and Supplementary Data Note 10 Bridge Loans
•	Item 9A Controls and Procedures

Although this Form 10-K/A contains all of the items required to be included in an Annual Report on Form 10-K, no other information in the Annual Report is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Annual Report or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2., 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

•
Increasing consumer awareness of Enable Holdings and its online properties— Enable Holdings has created a unique position in the marketplace focused on earning consumer trust. This position of "trust" is supported by our focus on business-to-consumer selling (versus consumer-to-consumer selling), our efforts to minimize fraudulent sellers by requiring all merchants participating in the CM Program to complete a merchant certification process, significant investments in our customer support services, internal product warehousing and payment transaction processing and endorsements from various recognized third party security and privacy programs. We believe this "trust" positioning will continue to set us apart from our competitors and provide a meaningful difference in attracting and maintaining customers.

•
Expanding and optimizing customer acquisition efforts— Our marketing expenditures are primarily spent on attracting traffic to our website. Potential new customers are sourced through a range of online efforts including affiliate programs, paid search listings, shopping comparison programs, online partnerships and e-mail marketing. In addition, we are also re-evaluating marketing channels such as offline direct response television and radio, in-store media, event marketing and single partnerships with key online media companies to broaden our customer demographics and drive larger incremental gains in customer acquisition.

•
Implementing a scalable, cost-effective customer retention program— It is critical to have a program that effectively manages new customer relationships from acquisition to activation (one-time bidding/buying) to repeat purchase. We have recently increased our investment in the implementation of our customer retention management. Our efforts to date have been focused on developing programs aimed at improving bidding/buying behavior among key customer segments: 1) recent bidders, 2) lapsed and long lapsed bidders, 3) inactive members (i.e., never bid), 4) registered members without a credit card on file, and 5) members without an opt-in e-mail address.

•
Increasing the availability of qualified merchants for the CM Program— The recruiting of merchants to the CM Program has become a primary growth focus. We are marketing to prospective merchants principally through online media, including e-mail marketing and online trade media (e.g., auction industry newsletters), as well as offline through public relations and trade show events. We regularly evaluate Certified Merchants based on different metrics, including, returns, customer service inquiries and cancellations, to part with poor performing sellers and promote the ones that stand out.

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

Recent Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measures . SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Statement of Financial Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157" which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. SFAS 157-3, which provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. We have adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and we do not anticipate that full adoption in fiscal 2009 will have a material impact on our results of operations or financial condition.

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

Item 8.    Financial Statements and Supplementary Data

  Independent Auditors' Report

Board of Directors and stockholders
Enable Holdings, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of Enable Holdings, Inc. (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ENABLE HOLDINGS, INC. and Subsidiaries

Consolidated Condensed Statement of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net loss	$(16,040)	$(7,041)	$(7,555)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	531	876	438
Non-cash stock compensation expense	1,723	400	708
Interest on Warrants issued 90 day Bridge Loan	988	—	—
Warrants issued for services	32	—	—
Commitment fee	350	—	—
Changes in assets and liabilities:
Accounts receivable	(340)	911	(659)
Provision for bad debts	168	251	155
Merchandise inventories	2,882	(1,102)	1,935
Prepaid expenses and other current assets	375	430	(542)
Accounts payable	1,250	526	(2,217)
Accrued expenses	170	(245)	(2,198)
Deferred rent	(228)	193	65

Net cash used in operating activities	(8,139)	(4,801)	(9,870)

Cash Flows From Investing Activities
Capital expenditures	(1,842)	(182)	(717)
Intangible assets	—	—	(723)
Change in restricted cash	(250)	—	—
Change in restricted investments	—	2	6,789

Net cash (used in) provided by investing activities	(2,092)	(180)	5,349

Cash Flows From Financing Activities
Change in flooring facility	56	162	(1,460)
Redemption of common stock	—	—	(12,000)
Common stock and warrant repurchase	—	(2,242)	13,500
Fees paid in conjunction with merger and offerings	—	—	(1,500)
Payments on long-term debt	—	—	(410)
Proceeds from 90 day Bridge Loan	2,550	—	—
Net cash provided by (used in) financing activities	2,606	(2,080)	(1,870)

Net Decrease in Cash and Cash Equivalents	(7,625)	(7,061)	(6,391)

Cash and Cash Equivalents, beginning of period	7,724	14,785	21,176

Cash and Cash Equivalents, end of period	$99	$7,724	$14,785

Supplemented Cash Flow Disclosure
Cash paid for interest	$425	$260	$275
Non-cash Investing Activity(1)	203	—	—
Warrants and stock issued as stock issuance costs	—	—	2,907

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

Enable Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measures . SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Statement of Financial Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157" which permits a one-year deferral for the implementation of SFAS 157 with regards to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. SFAS 157-3, which provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. We have adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on our results of operations or financial condition. We elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and we do not anticipate that full adoption in fiscal 2009 will have a material impact on our results of operations or financial condition.

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

8. Flooring Facility

        During 2008, 2007 and 2006, the Company maintained a short-term $1,000, $2,000 and $4,000 secured flooring facility with IBM (the "Flooring Facility"), respectively, whereby IBM made payments on behalf of the Company to its vendors. Under the terms of the agreement, the Flooring Facility does not bear interest if outstanding balances are paid within the terms specific to each vendor; otherwise, interest is accrued on outstanding balances at the prime rate plus 6.5%. The Company accounts for all Flooring Facility purchases as a financing cash inflow, with a corresponding cash outflow for the increase in its inventory. Upon repayment, the cash outflow is reported as a financing activity. The net effect on operating cash flow is the amount of gross profit generated. Interest expense for the years ended and December 31, 2008, 2007and 2006 relating to the Flooring Facility was $44, $102 and $150, respectively.

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

Management retained the services of an independent valuation company in order to assist in evaluating the estimated fair value of the warrants that were issued in conjunction with the bridge loan. The fair market value of the warrants was determined to be $8,752 based on a volatility range of 66.71%-83.60% and an interest rate range of 1.22%-4.08%.

        Per APB 14-1— Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), the Company recorded the fair value of the warrants using the relative fair value of the warrants and the debt. The resulting discount of $1,975 will be amortized over a period of 6 months. The Company amortized the discount over 6 months because the loan was extended for an additional period of 90 days for a total of 180 days (6 months).

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

10.12		Forbearance Agreement dated September 25, 2008 between Enable Holdings, Inc. and Wells Fargo Bank, National Association acting through Wells Fargo Bank Business Credit.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2008 (File No. 000-50995).

10.13		Common Stock Purchase Agreement dated July 15, 2008, by and between u-Bid.com Holdings, Inc. and Fusion Capital Fund II, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008 (File No. 000-50995).

10.14		Registration Rights Agreement dated July 15, 2008, by and between u-Bid.com Holdings, Inc. and Fusion Capital Fund II, LLC.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008 (File No. 000-50995).

10.15		Securities Purchase Agreement dated October 9, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008 (File No. 000-50995).

10.16		Securities Purchase Agreement dated October 16, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).

10.17		Security Agreement dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).

10.18		Securities Purchase Agreement dated November 26, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).

10.19		Form of Debenture Modification and Extension Agreement dated January 16, 2009.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009 (File No. 000-50995).

Exhibit No.	Description	Reference
10.20	Independent Consulting Agreement effective March 15, 2009 by and between Enable Holdings, Inc. and Salzwedel Financial Communications, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2009 (File No. 000-50995).

16.1	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

16.2	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).

21.1	List of Subsidiaries.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of October 22, 2009.

ENABLE HOLDINGS, INC.

By:	/s/ JEFFREY D. HOFFMAN
Name: Jeffrey D. Hoffman
Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. HOFFMAN	Chief Executive Officer and Director	October 22, 2009
Jeffrey D. Hoffman	(Principal Executive Officer)

/s/ MIGUEL A. MARTINEZ, JR.	Chief Financial Officer	October 22, 2009
Miguel A. Martinez, Jr.	(Chief Financial Officer and Principal Accounting Officer)

/s/ STEVEN SJOBLAD	Director	October 22, 2009
Steven Sjoblad

/s/ CASEY L. GUNNELL	Director	October 22, 2009
Casey L. Gunnell

/s/ KENNETH J. ROERING	Director	October 22, 2009
Kenneth J. Roering