Form 10-Q/A
period 2009-03-31
Enable Holdings, Inc.
filed 2009-10-23
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Enable Holdings, Inc. (“the Company”) is filing this Form 10-Q/A to include in its Quarterly Report on Form 10-Q for the three months ended March 31, 2009 modifications made to Item 4 Controls and Procedures and to Exhibits 31.1 and 31.2.  In connection with the filing of this Form 10-Q/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.  This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing.  Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-Q.

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

Disclosure Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, maintains our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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