Form 10-K/A
period 2008-12-31
Enable Holdings, Inc.
filed 2009-11-16
CIK 1219097

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

         The number of shares outstanding of the registrant's Common Stock, par value $0.001, as of, March 15, 2009, was 18,826,678

DOCUMENTS INCORPORATED BY REFERENCE
 None

EXPLANATORY NOTE

This amendment is being filed to add Exhibit 23.1 which was inadvertently omitted from the last amendment. No other changes were made.

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

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 13, 2009.

ENABLE HOLDINGS, INC.

By:	/s/ JEFFREY D. HOFFMAN
Name: Jeffrey D. Hoffman
Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. HOFFMAN	Chief Executive Officer and Director	November 13, 2009
Jeffrey D. Hoffman	(Principal Executive Officer)

/s/ MIGUEL A. MARTINEZ, JR.	Chief Financial Officer	November 13, 2009
Miguel A. Martinez, Jr.	(Chief Financial Officer and Principal Accounting Officer)

/s/ STEVEN SJOBLAD	Director	November 13, 2009
Steven Sjoblad

/s/ CASEY L. GUNNELL	Director	November 13, 2009
Casey L. Gunnell

/s/ KENNETH J. ROERING	Director	November 13, 2009
Kenneth J. Roering