Form 10-Q
period 2009-09-30
Enable Holdings, Inc.
filed 2009-11-20
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-50995

Enable Holdings, Inc.
(Formerly known as uBid.com Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	52-2372260
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1140 W. Thorndale Avenue, Itasca, Illinois 60143
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of September 30, 2009 was 19,726,678 .

ENABLE HOLDINGS, INC.
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed  Balance Sheet
(Dollars in Thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2009	December 31, 2008
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$293	$99
Restricted investments	-	462
Accounts receivable, less allowance for doubtful accounts of $2 and $494, respectively	546	820
Merchandise inventories, less reserve for obsolescence of $72 and $85, respectively	920	2,274
Prepaid expenses and other current assets	1,400	384

Total Current Assets	3,159	4,039

Property and Equipment, net	2,363	2,143
Purchased Intangible Assets, net	202	202

Total Assets	$5,724	$6,384

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$7,683	$4,016
Bridge loan payable	2,450	1,563
Accrued expenses:
Product cost	-	619
Other	1,156	692
Deferred rent	15	30
Flooring facility	869	370
Total Current Liabilities	12,173	7,290

Derivative liability	82	-
Convertible debenture, net of discount of $499	816	-

Total Liabilities	13,071	7,290

Shareholders' Deficit
Common stock, $.001 par value (200,000,000 shares authorized;19,726,678 and 18,826,678 shares issued and outstanding, respectively	21	20
Treasury stock, 2,135,550 shares of common stock, at cost	(2,242)	(2,242)
Stock warrants	3,474	10,249
Additional paid-in-capital	45,131	39,368
Accumulated deficit	(53,731)	(48,301)

Total Shareholders' Deficit	(7,347)	(906)

Total Liabilities and Shareholders' Equity	$5,724	$6,384

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Operations
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Revenues	$7,441	$8,917	$15,514	$24,484
Cost of Revenues	5,891	8,428	11,689	20,809

Gross Profit	1,550	489	3,825	3,675

Operating Expenses
General and administrative	3,278	3,916	9,002	11,087
Sales and marketing	198	1,059	786	2,353
Total operating expenses	3,476	4,975	9,788	13,440

Loss From Operations	(1,926)	(4,486)	(5,963)	(9,765)
Interest Expense, net	(702)	(219)	(1,932)	(377)
Miscellaneous Income/(expense)	(134)	20	(156)	95
Gain/(loss) on financial instruments	396	-	(8)	-

Net Loss	$(2,366)	$(4,685)	$(8,059)	$(10,047)

Net Loss per share - Basic and Diluted	$(0.12)	$(0.25)	$(0.41)	$(0.55)

Weighted Average Shares - Basic and Diluted	19,726,678	18,638,678	19,482,722	18,387,426

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock		Stock	Paid-in	Treasury Stock		Accumulated
	Shares	Dollars	Warrants	Capital	Shares	Dollars	Deficit	Total
Balance, December 31, 2008	18,826,678	$20	$10,249	$39,367	2,135,550	$(2,242)	$(48,300)	$(906)
Cumulative effect of change in accounting principle – 1/1/2009 reclassification of equity linked financial instruments to derivative liabilities[1]	-	-	(7,486)	5,386	-	-	2,028	(72)
Stock compensation expense	-	-	-	177	-	-	-	177
Common stock issuance[2]	900,000	1	-	269	-	-	-	270
Warrants issued for services[3]	-	-	765	(68)	-	-	-	697
Warrants issued in conjunction with debt [4]	-	-	623	-	-	-	-	623
Warrants surrendered[5]	-	-	(77)	-	-	-	-	(77)
Expired warrants [6]	-	-	(600)	-	-	-	600	-
Net Loss	-	-	-	-	-	-	(8,059)	(8,059)

Balance, September 30, 2009	19,726,678	$21	$3,474	$45,131	2,135,550	$(2,242)	$(53,731)	$(7,347)

1 Reclassify warrants from equity to liability in conjunction with ASC 815-10-63-5. See Note 3 for additional discussion.

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

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30,

	2009	2008

Net loss	$(8,059)	$(10,047)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	425	419
Loss on disposal of fixed assets	134
Stock compensation expense	177	347
Common stock and warrants issued for services	967	-
Loss on derivative liability	8	-
Interest on warrants issued for debt	1,038	-
Changes in assets and liabilities:
Accounts receivable	274	33
Merchandise inventories	1,354	1,390
Prepaid expenses and other current assets	(1,016)	127
Accounts payable	3,667	1,411
Accrued expenses	(171)	302

Net cash used in operating activities	(1,202)	(6,018)

Cash Flows From Investing Activities
Capital expenditures	(780)	(1,229)
Change in restricted cash	462	-

Net cash used in investing activities	(318)	(1,229)

Cash Flows From financing Activities
Change in flooring facility	499	(29)
Credit Line Borrowings	-	4,550
Proceeds from convertible debenture	1,315	-
Payments on Bridge Loan	(100)	-

Net cash provided by financing activities	1,714	4,521

Net Increase (decrease) in Cash and Cash Equivalents	194	(2,726)

Cash and Cash Equivalents, beginning of period	99	7,724

Cash and Cash Equivalents, end of period	$293	$4,998

Supplemented Cash Flow Disclosure
Cash paid for interest	$1,859	$171
Non-cash Investing Activity - Shares issued for domain name acquisition	-	203

The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of presentation

Enable Holdings, Inc. (the "Company" or "Enable"), operates leading on-line websites that enable itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers. Through the Company's websites, located at www.uBid.com and www.RedTag.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products and collectibles. The Company's marketplace employs a combination of auction style and fixed price formats.

During  2008, Enable Holdings commenced its efforts to change its business model. Concurrent with this change, the Company changed its name  to Enable Holdings, Inc. and reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their excess inventory. The segments are listed below:

1)
uBid.com:    The Company’s flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

2)	RedTag.com: The Company’s fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

3)	RedTag Live: The Company’s live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

4)
Dibu Trading Company:    A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact the Company to find a buyer that will buy the entire inventory in a single transaction. The Company’s B2B experience allows it to present deals to multiple interested buyers to attain the most profitable one.

5)
Commerce Innovations:     A software service company which licenses auction software to third party companies. Companies, businesses and governments can use the Company’s platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience.

The Company’s unaudited consolidated condensed financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2008. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Note 2. New accounting pronouncements

Throughout 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157 which is primarily codified into Topic 820, “Fair Value Measurements and Disclosures” which defines fair value, and establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820-10 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company used the guidance provided in ASC 820-10, to value and present the derivative liability.  In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). This update provides amendments to ASC Topic 820, "Fair Value Measurements and Disclosure" for the fair value measurement of liabilities. The Company will adopt ASU 2009-05 for all financial liabilities in the fourth quarter of 2009. The Company will adopt ASU 2009-05 for all non-financial liabilities in the first quarter of 2010 when the Company fully adopts SFAS 157. Although the Company will continue to evaluate the application of SFAS 157 and this update for its non-financial liabilities, the Company does not expect the adoption of ASU 2009-05 will have a material effect on its consolidated financial statements.

In May 2008, the FASB issued ASC 470-20 (formerly FSP APB 14-1), “Accounting for Debt Instruments with Conversion and Other Options That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” ASC 470-20 requires issuers of convertible debt that may be settled wholly or partly in cash upon conversion to account for the debt and equity components separately.  ASC 470-20 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. The Company evaluated ASC 470-20 against the outstanding debt and concluded that it does not need to account for any changes since the outstanding convertible debt is convertible at the holder’s option but does not have a settlement option.

In June 2008, the FASB ratified ASC 815-10-65-3 (formerly EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). ASC 815-10-65-3 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815-10-65-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted ASC 815-10-65-3 in the first quarter of fiscal year 2009. In accordance with the pronouncement, the Company identified three tranches of warrants that were not indexed to the Company’s common stock and thus were required to be reclassified as a liability, as stated in Note 3 below.

In June 2008, the FASB issued ASC 260-10 (formerly EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The provisions of ASC 260-10 require that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. Because the awards are participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share (the “Two-Class Method”). The Company does not have any outstanding unvested restricted stock as all of the Company’s restricted stock vested in October 2008. Thus, the Company will not state its earnings per share using the two-class method stated above.

In June 2009, the FASB issued SFAS No. 168, Accounting Standards Update (“ASC”) 2009-01 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates ("ASUs"). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for the Company in the third quarter of 2009. The issuance of SFAS 168 will not change GAAP and therefore the adoption of SFAS 168 will only affect the specific references to GAAP literature in the notes to consolidated financial statements.

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

2)    Derivative financial instruments

As a result of the adoption of ASC 815 (formerly EITF 07-5), the Company is required to “Determine the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”,  and to disclose the fair value measurements required by ASC 820-10,
“Fair Value Measurements and Disclosures.” The derivative liability recorded at fair value in the balance sheet as of September 30, 2009 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by ASC 820-10, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore require an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
Derivative Liability	-	$82	-	$82

The derivative liability consists of stock warrants issued by the Company that contain a strike price adjustment feature, as stated below. In accordance with ASC 815, the Company calculated the fair value of the warrants using the Black–Scholes–Merton valuation model, at January 1, 2009, with a corresponding reduction of additional paid in capital of $5,386 and $2,028 to accumulated deficit.  At September 30, 2009, the Company revalued the estimated liability and reduced the additional liability on financial instruments in the Statement of Operations as follows:

(Dollars in thousands, except per share price)
Warrants	Original Exercise Price	Adjusted Warrants	Adjusted Exercise Price	Liability Recorded 1/1/2009	Additional Liability Recorded 9/30/2009	Fair Value 9/30/2009
2,669,065	$5.85	7,466,821	$1.60	$61	$7	$68
320,000	$4.50	832,136	$1.24	$12	$2	$14

The Company used the following assumptions in calculation of the Black-Scholes model: no expected dividend yield, estimated volatility 66.7%, risk-free interest rate of 1.82% and maturity of two years.

During the quarter ended September 30, 2009, a gain of $396 was recorded under ASC 815. The total loss resulting for the nine months ended September 30, 2009 is $8. The Company evaluates the liability each reporting period and records the appropriate gain or loss resulting from the change in the fair value of such warrants.

3)      Shipping and handling costs

Shipping costs that are billable to the customer are included in revenue and shipping costs that are payable to vendors and are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the quarters ended September 30, 2009 and 2008, were $44 and $155, respectively. Handling costs for the nine months ended September 30, 2009 and 2008 were $234 and $434 respectively.

4)      Intangibles

Each reporting period, the Company will evaluate the useful life of intangible assets to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed. No impairment was recorded at September 30, 2009.

Note 4. Earnings (loss) per share

The Company computes both the basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive.

Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive.
September 30,	2009	2008
Shares subject to stock warrants	59,249,022	3,412,398
Shares subject to stock options	4,296,023	1,705,000

	63,545,045	5,117,398

The EPS for the three months ended September 30, 2009 and 2008 were $(0.12) and $(0.25), respectively. EPS for the nine months ended September 30, 2009 and 2008 were $(0.41) and $(0.55) respectively.

Note 5. Financing Arrangements

During the fourth quarter of 2008, the Company received a $2,550,000 bridge loan provided by multiple accredited investors. The bridge loan is in the form of Senior Secured Debentures and bears interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase 12,750,000, 25,500,000 and 3,200,000 shares of the Company’s common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of five years from the agreement date. The investors may elect to convert the accrued and unpaid interest into the common stock of the Company. The Company is in default of this agreement. See Note 8 for details on the bridge loan.

In March 2009, the Company initiated a private placement offering to accredited investors. Investors may purchase units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures will pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The minimum and maximum number of units that may be sold in the private placement  is 2,000,000 units and 15,000,000 units, respectively. As of September 30, 2009, the Company has received investments in aggregate of $1,315,000 which were held in an escrow account until April 29, 2009. The Company then used the proceeds for inventory needs and for outstanding vendor payables.

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

Effective January 1, 2006, the Company adopted ASC Topic 718 , “Stock- Based Compensation” .. This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (stock options  and restricted stock) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the estimated grant date fair value . The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

Stock options

Stock option activity under the Company’s 2005 Equity Incentive Plan for the nine months ended September 30, 2009 is summarized as follows:

	Shares	Weighted- Average exercise price per share
Outstanding at December 31, 2008	1,568,500	1.18
Granted	56,000	0.29
Exercised	-	-
Surrendered	(80,000)	0.99
Outstanding at March 31, 2009	1,544,500	1.15
Granted	3,872,194	0.38
Exercised	-	-
Surrendered	-	-
Outstanding at June 30, 2009	5,416,694	0.60
Granted	-
Exercised	-
Surrendered	(1,120,671)	0.54
Outstanding at September 30, 2009	4,296,023	0.62

Exercisable at September 30, 2009	1,013,875	1.24

The fair value of the stock options granted under the Company’s 2005 Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,
	2009	2008
Risk - free interest rate	4.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	85.8%	68.0%
Expected life (years)	6.0	6.0
Weighted average grant date fair value	$0.22	$0.77
Estimated forfeiture rate	0.0%	31.8%

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

The following table summarizes additional information regarding outstanding and exercisable options at September 30, 2009.

Outstanding				Exercisable
Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

.01-2.00	4,231,023	$0.58	9.6	967,625	$1.15
2.01 - 4.00	55,000	$2.89	8.3	38,750	$2.90
4.01 - 5.00	10,000	$4.50	6.3	7,500	$4.50
	4,296,023	$0.62	9.57	1,013,875	$1.24

As of September 30, 2009 there was $686,000 of total unrecognized compensation cost related to the non-vested option awards under the 2005 Equity Incentive Plan. That cost is expected to be recognized over the remaining vesting period of the non-vested option awards.

Restricted Stock

As of September 2009, there was no unvested restricted common stock outstanding.

Stock–based Compensation Expense

Stock-based compensation expense recognized  related to the 2005 Equity Incentive Plan for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	Dollars in Thousands
	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	2009	2008	2009	2008
Stock Options	$78	$92	$177	$315

Note 7. Common Stock warrants

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

In conjunction with stock warrant issuances in 2008 and 2009, the Company adjusted the exercise price and the shares of warrants that were issued in December 2005 and February 2006. The warrants that are adjusted are as follows:

Warrants	Original Exercise Price	Adjusted Number of Warrants	Adjusted Exercise Price
2,669,065	$5.85	9,741,267	$1.60
320,000	$4.50	1,157,755	$1.24

Note 8.  Debt

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

During the fourth quarter of 2008, the Company received a $2,550,000 bridge loan provided by multiple accredited investors of which $2,450,000 is currently outstanding. The bridge loan is in the form of  a Senior Secured Debenture and bears interest at the rate of 18% per annum. In consideration for the loan, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company's common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company's common stock. The warrants are exercisable immediately for a period of five years from the agreement date. The investors may elect to convert the accrued and unpaid interest into common stock of the Company. The Company engaged an independent valuation company to assist in determining the fair market value of the warrants that were issued in conjunction with the bridge loan. The fair market value of the warrants was determined to be $8,752,000 based on a volatility range of 66.71%-83.60% and an interest rate range of 1.22%-4.08%.

Per ASC 470-20 the Company recorded fair value of the warrants using a relative fair value of the warrants and debt. The resulting discount of $1,975,000 was amortized $987,000, $531,000, $303,000 and $154,000 in the three months ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, respectively. At September 30, 2009 the discount was fully amortized.

On January 14, 2009, July 16, 2009 and subsequently on August 19, 2009 the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550,000.  During the first quarter of 2009, the Company paid off $100,000 associated with the bridge loan.

In March 2009, the Company initiated a private placement offering to accredited investors. Investors may purchase units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures  pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor.  The Company  received investments in aggregate of $1,315,000 which were held in an escrow account until April 29, 2009. The Company used  the proceeds based on the corporate strategy and immediate inventory needs. Of the $1,315,000 proceeds received, $25,000 was used for legal expenses while $60,000 was paid to the brokers who assisted with the offering.

An aggregate of 1,600,000 warrants were surrendered by an investor in the bridge loan financing in conjunction with the agreement with the investor relations firm, described previously. These warrants were exercisable at $0.25 per share.

During the nine months ended September 30, 2009 the Company maintained short term secured inventory flooring facilities with private individuals. Outstanding balances on the flooring facilities bear interest between 36.0% to 52.0% on an annual percentage basis. The balance outstanding as of September 30, 2009 was $869,000.

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

The revenue and gross profit breakdown of the Company based on the five business segments, after the transition is as follows:
(The Company does not summarize expenses based on the segments).

	(Dollars in Thousands)
	Three months Ended September 30,				Nine months Ended September 30,
	2009		2008		2009		2008
Net Revenue
uBid,com	$814	10.9%	$4,925	55.2%	$5,078	32.7%	$15,742	64.3%
RedTag.com	325	4.4%	-	-	571	3.7%	-	-
RedTag Live	4,682	62.9%	1,284	14.4%	5,485	35.4%	1,284	5.2%
Dibu Trading Co.	1,620	21.8%	2,708	30.4%	4,380	28.2%	7,458	30.5%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$7,441	100.0%	$8,917	100.0%	$15,514	100.0%	$24,484	100.0%

Gross Profit
uBid,com	$520	33.5%	$1,286	263.0%	$2,323	60.7%	$3,800	103.4%
RedTag.com	48	3.1%	-	-	82	2.1%	-	-
RedTag Live	811	52.3%	189	38.7%	997	26.1%	189	5.1%
Dibu Trading Co.	171	11.0%	(986)	-201.6%	423	11.1%	(314)	-9%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$1,550	100.0%	$489	100.0%	$3,825	100.0%	$3,675	100.0%

Gross Profit %
uBid,com	63.9%		26.1%		45.7%		24.1%
RedTag.com	14.8%		-		14.4%		-
RedTag Live	17.3%		14.7%		18.2%		14.7%
Dibu Trading Co.	10.6%		(36.4)%		9.7%		(4.2)%
Commerce Innovations	-		-		-		-
Total	20.8%		5.5%		24.7%		15.0%

Note 10. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, considering the Company realizes the assets and liquidates the liabilities in the normal course of business. As of September 30, 2009 the Company had accumulated a deficit of approximately $53,731,000. The Company has incurred losses in the last 11 years, significantly so in the last two years, attributable to operations and the change in the business model. The Company has managed its liquidity during this time through a series of cost reduction initiatives and short-term financing transactions. However, the current credit market remains volatile which affects the Company’s ability to raise long-term capital financing and inventory financing needed in its business.

The Company’s plans to alleviate this condition consist of, but are not limited to the following:

•	Restructuring all secured and unsecured debt,

•	Enter into an asset based lending credit line (ABL) of approximately $3,000,000,

•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,

•	Increase revenues through the introduction of customer transaction fees and restructuring of CM vendor rate card, and

•	Cost reduction plans including completing the consolidation of corporate, warehouse and customer care facilities and reducing head count.

However, there is no assurance that the Company will be successful in these efforts, which raises substantial doubt as to its ability to continue as a going concern.

Note 11. Subsequent Events

The Company has evaluated subsequent events through November 20 , 2009 the date the financial statements were issued.

The existing bridge loan expired on September 15, 2009. The Company is in discussion with the investors on restructuring the loan.

On August 4, the Company received a notice from the SEC notifying the Company that the Company’s 2008 Form 10-K and the Form 10-Q for the period ended March 31, 2009 have been selected for review. Management replied to the SEC comments and filed an amended Form 10-KA  and the Form 10-QA for the period ended March 31, 2009 on October 5, 2009. On October 27, 2009, the Company received a second notice from the SEC with additional questions on Form 10KA and Form 10QA for the period ended March 31, 2009. Management has reviewed the SEC comments and does not anticipate any material adjustments.

On October 9, 2009 Robert T. Geras resigned from his position as a director of the Company for personal reasons.  The remaining four members of the Company’s Board of Directors have initiated the process of replacing this open board seat as soon as possible.

On October 9, 2009, the Company received total commitments for a $500,000 loan in the form of 2009 Convertible Promissory Notes (the “Loan”) provided by Hdibu LLC, Theodore Deikel and Talos Partners LLC (collectively, the “Investors”). The Loan bears interest at a rate of the then-posted U. S. Prime Rate plus 500 basis points per annum and is due on November 30, 2009. The Loan is convertible into the Company’s Series A Preferred Stock, at the option of the Investors, at a conversion price of $0.10 per share, upon at least 30 days’ notice to the Company. The Company intends to use the Loan for working capital. The rights and preference of the Company’s Series A Preferred Stock is set forth in the Certificate of Amendment of Certificate of Incorporation which is attached hereto as Exhibit 3.1, which has not yet been filed with the Delaware Secretary of State. The Loan was made pursuant to the terms of an Interim Loan Agreement which was filed along with Form 8-K on October 16, 2009.

The Company is negotiating a financial restructuring with its secured and unsecured creditors which is being done at the same time the Company is attempting to secure further financing.  There is no assurance the Company will be successful with the financial restructuring. If the Company is not successful, substantial doubt exists as to its ability to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. Enable Holdings, Inc. is a holding company for uBid, Inc., Dibu Trading Corp., RedTag, Inc., RedTag Live, Inc., Enable Payment Systems, Inc. and uSaas, Inc., our operating businesses. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “Enable,” “we,” “us,” and “our” refer to Enable Holdings, Inc. and our subsidiaries.

Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to  the risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K/A for the year ended December 31, 2008. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Overview

        We operate leading online websites located at www.uBid.com and www.RedTag.com . The two websites offer high quality excess, new, overstock, close-out, recertified and limited supply brand name merchandise to both consumers and businesses using auction style and fixed price formats. We offer consumers a trustworthy buying environment in which we continually monitor and certify activity to minimize the potential for fraud by certifying all merchants and processing 100% of all transactions between buyers and sellers. Our online properties offer brand-name merchandise from over 200 product categories including but not limited to, computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products and collectibles.

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

We began changing our business model in the first quarter of 2008 and continued implementing those changes through the end of 2008. The seven proprietary selling solutions within the five operating divisions are:

•	uBid.com: Our flagship website, which has operated for 11 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction as well as fixed price format.

•	RedTag.com : Our fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

•	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

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

        Our financial results in 2008 and the first three quarters of 2009 were negatively impacted by the planned change in the business model and the severe global economic downturn. To achieve the objective of becoming the leading excess inventory provider, we made significant investments in increased staffing levels and information technology infrastructure, specifically in the first nine months of 2008. We also made major changes to our traditional operations as we transition to the new business model.

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

Key Business Metrics : We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

	2009			2008				2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
uBid.com
GMS (in Thousands)	$5,113	$9,555	$11,821	$12,374	$14,385	$17,117	$16,671	$21,765
Number of orders (in thousands)	52	70	81	94	95	97	95	115
Average Order Value	$98	$137	$145	$131	$152	$176	$175	$188
Bidders to Visitors Percentage	1.8%	3.3%	3.1%	2.9%	3.3%	3.6%	4.1%	3.1%
Auctions Closed (in Thousands)	371	373	377	383	215	181	455	780
Auction Success rate	10.0%	13.0%	14.4%	15.0%	26.6%	30.9%	12.9%	8.6%

RedTag.com
GMS (in Thousands)	$386	$140	$143	$474	$304	$-	$-	$-
Number of orders (in thousands)	3	2	2	5	3	-	-	-
Average Order Value	$122	$88	$83	$96	$119	$-	$-	$-
Bidders to Visitors Percentage	10.4%	3.5%	9.6%	30.2%	15.1%	-	-	-

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

 Our revenue is dependent in part on sales of products produced by or purchased from several vendors.  The following vendors accounted for revenues greater than 5% of our total revenues in the nine months ended September 2009 and 2008. No other supplier represented more than 5% of our net revenues for any period presented.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Vendor	2009	2008	2009	2008
Always - at - Market	10.5%	5.5%	7.1%	6.3%
Hewlett Packard Company	7.9%	29.8%	35.3%	36.7%
Ecom Electronics	6.2%	0.6%	2.2%	0.3%
Recoupit	5.2%	1.9%	1.7%	3.2%
Westinghouse Digital	0.3%	5.4%	1.7%	2.0%
Dealtree	0.1%	6.8%	0.0%	4.3%

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

Results of Operations (Dollars in Thousands)

Comparison of three months ended September 30, 2009 and 2008
(Dollars in thousands, except per share data and average order value)

The  below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in quarter ended September 2009 as compared to September 2008. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	(Dollars in Thousands)
	Three months ended September 30,
	2009		2008		Increase (Decrease)
Net Revenues:
uBid.com	$814	10.9%	$4,925	55.2%	$(4,111)	(83.5)%
RedTag.com	325	4.4%	-	-	325	100.0%
RedTag LIVE	4,682	62.9%	1,284	14.4%	3,398	264.6%
Dibu Trading Co.	1,620	21.8%	2,708	30.4%	(1,088)	(40.2)%
Total Net Revenues	7,441	100.0%	8,917	100.0%	(1,476)	(16.6)%

Gross Profit:
uBid.com	520	7.0%	1,286	14.4%	(766)	(59.6)%
RedTag.com	48	0.6%	-	-	48	100.0%
RedTag LIVE	811	10.9%	189	2.1%	622	329.1%
Dibu Trading Co.	171	2.3%	(986)	(11.1)%	1,157	117.3%
Total Gross Profit	1,550	20.8%	489	5.5%	1,061	217.0%

General and administrative	3,278	44.1%	3,916	43.9%	(638)	(16.3)%
Sales and marketing	198	2.7%	1,059	11.9%	(861)	(81.3)%
Total operating expenses	3,476	46.7%	4,975	55.8%	(1,499)	(30.1)%
Loss from operations	(1,926)	(25.9)%	(4,486)	(50.3)%	2,560	57.1%
Interest Expense, net	(702)	(9.4)%	(199)	(2.2)%	503	252.8%
Other Expense	(134)	(1.8)%	-	-	(134)	100.0%
Gain/(loss) on financial instruments	396	5.3%	-	-	396	100.0%
Net Loss	$(2,366)	(31.8)%	$(4,685)	(52.5)%	$2,319	(49.5)%

Revenue

Web Properties:  uBid.com and RedTag.com

Net revenue decreased 83.5% and gross profit decreased 59.6% in the quarter ended September 30, 2009 compared to the same period in 2008. The decreased revenue was primarily attributable to capital constraints impacting the Company’s ability to purchase inventory for sale and pay the certified merchants on a timely basis. Inventory available for website sales decreased 59.5% to $920 at September 30, 2009 compared to $2,274 at September 30, 2008. The liquidity constraints were the primary factor causing a decrease in the number of orders to 52 in the three months ended September 30, 2009 compared to 95 in the three months ended September 30, 2008. Reduced product offerings due to the decrease in inventory availability during the three months ended September 2009 resulted in a decrease in the number of visitors which negatively impacted the average order value, visitor to bidder ratio and auctions closed.

Offline Sales Channels: Dibu Trading Co. and RedTag Live

Net revenue for the offline sales channels increased approximately 224.5% in the third quarter of 2009 as compared to 2008, which was due to a higher number of live liquidation events in 2009 versus 2008. Dibu trading revenues decreased $1,088 or 40.2% as a result of the liquidity constraints.

Sales, General and Administrative Expenses

Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. The following is a summary of the SG&A expenses:

	(Dollars in Thousands)
	Three Months Ended
			Increase
SG&A Expenses:	September 30, 2009	September 30, 2008	(Decrease)
Salary and benefits	$1,155	$1,596	$(441)
Advertising	153	752	(599)
RedTag Live Events	744	386	358
Credit card fees	145	366	(221)
Legal, audit, insurance, and other regulatory fees	525	335	190
Consulting and outside services	84	267	(183)
Warehouse	58	237	(179)
Stock-based compensation	78	92	(14)
Telecommunications, hardware and storage	156	171	(15)
Depreciation & amortization	146	110	36
Other SG&A	75	257	(182)
Facilities	103	65	38
Bad Debt	-	200	(200)
Travel	50	80	(30)
Dues & Subscriptions	4	61	(57)
	$3,476	$4,975	$(1,499)

SGA expenses decreased $1,499 or 30.14% in the quarter ended September 2009 as compared to the quarter ended September 2008.  The primary reason for the decrease in these expenses was the company-wide transition to an asset recovery model, and the implementations of several cost reduction projects. The primary categories contributing to the decrease are as follows:

•	Advertising expenses decreased $599 or 79.6% due to the elimination of unprofitable and ineffective advertising campaigns, as previously described.

•	Salary and benefits expenses decreased $441 or 27.6% due to staff reductions and salary reductions.

•	RedTag Live event expenses increased $358 or 92.7% as a result of an increase in live liquidation events.

•	Credit card fees decreased $221 or 60.4% due to the decrease in sales volume at the web properties.

•	Legal, audit, insurance, and other regulatory fees increased $190 or 56.7% primarily due to fees incurred in the convertible debt issuance.

•	Consulting and outside services decreased $183 or 68.5% as we eliminated outside services related to market research and analysis that were engaged in 2008.

•	Warehouse expense decreased $179 or 75.5% as a result of the lower sales volumes and the move to a multi use facility that includes a warehouse.

•	Bad Debt decreased $200. During September 2008 the Company wrote off an aged receivable.

•	Other SG&A decreased $182 or 70.8%. During the prior year the Company paid $175 to Wells Fargo to terminate their loan agreement.

Net Losses

The Company experienced a net loss of $2,366 or $0.12 per share for the three months ended September 30, 2009 compared to a net loss of $4,685 or $0.25 per share for the three months ended September 30, 2008. Net loss increased due to the aforementioned change in the business model and the capital constraints resulting in an increase in interest expense.

 Interest expense
Interest expense increased $483 due to higher rates being charged on inventory loans.

Comparison of nine months ended September 30, 2009 and 2008
(Dollars in thousands, except per share data and average order value)

The below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in the nine months ended September 2009 as compared to September 2008. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	Nine months ended September 30,
	2009		2008		Increase (Decrease)
Net Revenues:
uBid.com	$5,078	32.7%	$15,742	64.3%	$(10,664)	(67.7)%
RedTag.com	571	3.7%	-	-	571	100.0%
RedTag LIVE	5,485	35.4%	1,284	5.2%	4,201	327.2%
Dibu Trading Co.	4,380	28.2%	7,458	30.5%	(3,078)	(41.3)%
Total Net Revenues	15,514	100.0%	24,484	100.0%	(8,970)	(36.6)%

Gross Profit:

uBid.com	2,323	15.0%	3,800	15.5%	(1,477)	(38.9)%
RedTag.com	82	0.5%	-	-	82	100.0%
RedTag LIVE	997	6.4%	189	0.8%	808	427.5%
Dibu Trading Co.	423	2.7%	(314)	(1.3)%	737	234.7%
Total Gross Profit	3,825	24.7%	3,675	15.0%	150	4.1%

General and administrative	9,002	58.0%	11,087	45.3%	(2,085)	(18.8)%
Sales and marketing	786	5.1%	2,353	9.6%	(1,567)	(66.6)%
Total operating expenses	9,788	63.1%	13,440	54.9%	(3,652)	(27.2)%
Loss from operations	(5,963)	(38.4)%	(9,765)	(39.9)%	3,802	(38.9)%
Interest Expense, net	(1,932)	(12.5)%	(282)	(1.2)%	(1,650)	(585.1)%
Other Expense	(156)	(1.0)%	-	-	(156)	(100.0)%
Gain/(loss) on financial instruments	(8)	(0.1)%	-	-	(8)	(100.0)%
Net Loss	$(8,059)	(51.9)%	$(10,047)	(41.0)%	$1,988	(19.8)%

Revenue

Web Properties:  uBid.com and RedTag.com

Net revenue decreased 67.7% and gross profit decreased 38.9% in the nine months ended September 30, 2009 compared to the same period in 2008. The decreased revenue was primarily attributable to capital constraints impacting the Company’s ability to purchase inventory for sale and pay certified merchants on a timely basis. The liquidity constraints were the primary factor causing a decrease in the number of orders to 203 in the nine months ended September 30, 2009 compared to 287 in the nine months ended September 30, 2008. The Company launched a fixed price online property (RedTag.com) in August 2008 which added $571 in revenue for the nine months ended September 2009.

Offline Sales Channels: Dibu Trading Co. and RedTag Live

Net revenue for the offline sales channels increased 285.9% in the nine months ended September 30, 2009 as compared to 2008. The lower inventories in the offline channels resulted in lower Dibu revenues. RedTag Live revenue increased $4,201 or 427.5% in the nine months ended September 30, 2009 compared to September 2008.  The increase resulted from an increased number of live liquidation events conducted in the current period compared to the same period of the prior year.

Sales, General and Administrative Expenses

Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. The following is a summary of the SG&A expenses:

	(Dollars in Thousands)
	Nine Months Ended
SG&A Expenses:	September 30, 2009	September 30, 2008	Increase (Decrease)
Salary and benefits	$3,531	$4,934	$(1,403)
Advertising	589	1,524	(935)
RedTag Live Events	1,205	1,012	193
Credit card fees	683	1,161	(478)
Legal, audit, insurance, and other regulatory fees	1,423	1,057	366
Consulting and outside services	318	776	(458)
Warehouse	361	646	(285)
Stock-based compensation	177	315	(138)
Telecommunications, hardware and storage	495	518	(23)
Depreciation & amortization	424	419	5
Other SG&A	121	356	(235)
Facilities	275	194	81
Travel	119	211	(92)
Bad Debt	-	200	(200)
Dues & Subscriptions	67	117	(50)
	$9,788	$13,440	$(3,652)

SGA expenses decreased $3,652 or 27.2% for the nine months ended September 2009 as compared to the same period September 2008. The primary categories contributing to the decrease are as follows:

•	Advertising expenses decreased $935 or 61.4% due to the elimination of unprofitable and ineffective advertising campaigns, as previously described.

•	Salary and benefits expenses decreased $1,403 or 28.4% due to staff reductions and salary cuts.

•	Credit card fees decreased $478 or 41.2% due to the decrease in sales volume at the web properties.

•	Legal, audit, insurance, and other regulatory fees increased $366 or 34.6% primarily due to fees incurred in the convertible debt issuance.

•	Consulting and outside services decreased $458 or 59% as we eliminated outside services related to market research and analysis that were engaged in 2008.

•	Warehouse expense decreased $285 or 44.1% primarily as a result of the decreased sales volumes.

•	Bad Debt decreased $200 from the prior period as the Company wrote off an aged receivable in 2008.

•	Other SG&A decreased $235 or 66.0%. During 2008 the Company paid termination fees on its loan.

Interest Expense
Interested expense increased $1,932 primarily due to the aforementioned capital constraints. The interest  expense related to the amortization of bridge loan discount is $988 and $0 for the nine months ended September 2009 and 2008 respectively. Interest expense related to inventory financing was $472 and $0 for the nine months ended September 2009 and 2008, respectively.

Net Losses

The Company experienced a net loss of $8,059 or $0.41 per share for the nine months ended September 30, 2009 compared to a net loss of $10,047 or $0.55 per share for the nine months ended September 30, 2008. The net loss decreased primarily due to cost reductions as gross profit remained relatively constant.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2009 was $1,202 compared to $6,018 used in the nine months ended September 30, 2008. Net losses decreased $1,988 from reported for September 30, 2009 and 2008 operating cash flows improved due to non cash charges of $2,749 for the nine months ended September 30, 2009. Cash was also provided by changes in working capital items of approximately $3,686.

 Net cash used in investing activities was $318 and $1,229 for the nine months ended September 30, 2009 and 2008, respectively. Restricted cash changed by $462 as a $212 security deposit for real estate was returned to the Company and credit line guarantees of $250 were cancelled. The net cash used was due to capital expenditures. The Company continues to implement a new back office system which will eliminate costs and provide greater efficiencies. Restricted cash decreased $462 due to the reduction of existing letters of credit.

Net cash provided by financing activities was $1,714 for the nine months ended September 30, 2009, compared to $4,521 for the same period last year. The cash provided was primarily from the proceeds of the convertible debenture discussed in Note 5 and proceeds from inventory financing.

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

On April 6, 2009, in conjunction with the issuance of our annual report, our auditors issued a qualified opinion which raised substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this condition consist of, but are not limited to the following:

•	Enter into an asset based lending credit line (ABL) of approximately $3,000,000,

•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,

•	Increase revenues through the introduction of customer transaction fees and restructuring of CM vendor rate card, and

•	Cost reduction plans include completing the consolidation of corporate, warehouse and customer care facilities and reducing head count.

In March 2009, the Company completed a private placement offering to accredited investors. Investors  purchased units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The Company  received investments in aggregate of $1,315,000 which were held in an escrow account until April 29, 2009. The Company used  the proceeds based on the corporate strategy and immediate inventory needs. Of the $1,315,000 proceeds received, $25,000 was used for legal expenses while $60,000 was paid to the brokers who assisted with the offering.

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

On October 9, 2009, the Company received total commitments for a $500,000 loan in the form of 2009 Convertible Promissory Notes  provided by Hdibu LLC, Theodore Deikel and Talos Partners LLC.

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

ITEM 4.   CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that ended September 30, 2009 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2009, options to purchase an aggregate of 4,296,023 shares of the Company’s common stock were granted to individuals, all of which are employees of Enable Holdings, Inc. The options have a term of ten years and vest over a four year period either quarterly or annually beginning on the first quarter or year respectively after the date of grant.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company is in default under the terms of its Bridge loans and the terms of the Senior secured debentures. The events of default are outlined in Note 8 of the financials.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the three months ended September 30, 2009.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 20, 2009.

ENABLE HOLDINGS, INC.

By:	/s/ Miguel A. Martinez, Jr.
Name: Miguel A. Martinez, Jr. Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)