Form 10-Q/A
period 2009-09-30
Enable Holdings, Inc.
filed 2009-11-20
CIK 1219097

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

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30,

	2009	2008

Net loss	$(8,059)	$(10,047)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	425	419
Loss on disposal of fixed assets	134
Stock compensation expense	177	315
Common stock and warrants issued for services	967	32
Loss on derivative liability	8	-
Interest on warrants issued for debt	1,038	-
Changes in assets and liabilities:
Accounts receivable	274	33
Merchandise inventories	1,354	1,390
Prepaid expenses and other current assets	(1,016)	127
Accounts payable	3,667	1,411
Accrued expenses	(171)	302

Net cash used in operating activities	(1,202)	(6,018)

Cash Flows From Investing Activities
Capital expenditures	(780)	(1,229)
Change in restricted cash	462	-

Net cash used in investing activities	(318)	(1,229)

Cash Flows From financing Activities
Change in flooring facility	499	(29)
Credit Line Borrowings	-	4,550
Proceeds from convertible debenture	1,315	-
Payments on Bridge Loan	(100)	-

Net cash provided by financing activities	1,714	4,521

Net Increase (decrease) in Cash and Cash Equivalents	194	(2,726)

Cash and Cash Equivalents, beginning of period	99	7,724

Cash and Cash Equivalents, end of period	$293	$4,998

Supplemented Cash Flow Disclosure
Cash paid for interest	$1,859	$171
Non-cash Investing Activity - Shares issued for domain name acquisition	-	203

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

(Dollars in thousands, except per share price)
Warrants	Original Exercise Price	Adjusted Warrants	Adjusted Exercise Price	Liability Recorded 1/1/2009	Additional Liability Recorded 9/30/2009	Fair Value 9/30/2009
2,669,065	$5.85	9,741,267	$1.60	$61	$7	$68
320,000	$4.50	1,157,755	$1.24	$12	$2	$14

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

The revenue and gross profit breakdown of the Company based on the five business segments, after the transition is as follows:
(The Company does not summarize expenses based on the segments).

	(Dollars in Thousands)
	Three months Ended September 30,				Nine months Ended September 30,
	2009		2008		2009		2008
Net Revenue
uBid,com	$814	10.9%	$4,925	55.2%	$5,078	32.7%	$15,742	64.3%
RedTag.com	325	4.4%	-	-	571	3.7%	-	-
RedTag Live	4,682	62.9%	1,284	14.4%	5,485	35.4%	1,284	5.2%
Dibu Trading Co.	1,620	21.8%	2,708	30.4%	4,380	28.2%	7,458	30.5%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$7,441	100.0%	$8,917	100.0%	$15,514	100.0%	$24,484	100.0%

Gross Profit
uBid,com	$520	33.5%	$1,286	263.0%	$2,323	60.7%	$3,800	103.4%
RedTag.com	48	3.1%	-	-	82	2.1%	-	-
RedTag Live	811	52.3%	189	38.7%	997	26.1%	189	5.1%
Dibu Trading Co.	171	11.0%	(986)	(201.6)%	423	11.1%	(314)	(9)%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$1,550	100.0%	$489	100.0%	$3,825	100.0%	$3,675	100.0%

Gross Profit %
uBid,com	63.9%		26.1%		45.7%		24.1%
RedTag.com	14.8%		-		14.4%		-
RedTag Live	17.3%		14.7%		18.2%		14.7%
Dibu Trading Co.	10.6%		(36.4)%		9.7%		(4.2)%
Commerce Innovations	-		-		-		-
Total	20.8%		5.5%		24.7%		15.0%

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