Form 10-K
period 2009-12-31
Enable Holdings, Inc.
filed 2010-03-31
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-50995

 Enable Holdings, Inc
(Formerly known as uBid.com Holdings, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	52-2372260
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1140 W Thorndale, Itasca, Illinois 60143
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $0.55 at June 30, 2009 was approximately $10.4 million).

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of, March 15, 2010, was 19,726,678

DOCUMENTS INCORPORATED BY REFERENCE
 None

ENABLE HOLDINGS, INC.
TABLE OF CONTENTS

ENABLE HOLDINGS, INC
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to Enable Holdings on the date hereof. Enable Holdings cautions investors that its business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that Enable Holdings has filed with the Securities and Exchange Commission. Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond Enable Holdings’ control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and the Enable Holdings’ estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events.

Item 1.   Business

Overview

Enable Holdings, Inc, along with its subsidiaries, enables manufacturers, retailers and distributors to liquidate excess inventory by providing them with asset recovery solutions, through a multi-channel environment. Asset recovery has become a major market, where consumers demand brand name products at prices that are well below retail. When manufacturers and retailers are unable to sell inventory from their warehouses, distribution centers and stores, they contact us to provide solutions for them to sell their excess inventory and recover their costs.

Enable Holdings is organized as five distinct business units. Each business unit provides a combination of seller solutions for sellers to efficiently liquidate their excess inventory. The business units are listed below:

1.	uBid.com: Our flagship website, which has operated for 12 years. The website allows merchants to sell excess inventory and allows consumers to buy products online in an auction price format.

2.	RedTag.com: Our fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

3.	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

4.
Dibu Trading Company: A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact us to find a buyer that will buy the entire inventory in a single transaction. Our B2B experience allows us to present deals to multiple interested buyers to obtain the highest possible recovery for the seller.

5.
Commerce Innovations: A software service company which licenses auction software to third party companies. Companies, businesses and governments can use our platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience.

How we provide value to the sellers

At Enable Holdings we have developed a multi-channel solution that serves as a one-stop shop for sellers to liquidate excess inventory, in categories such as apparel, consumer electronics, personal computers, watches, jewelry, home & garden, sporting goods and automobiles. Enable Holdings’ multi-channel approach allows the sellers to avoid any conflicts with their primary distribution channels.

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

We offer multiple seller solutions that enable sellers to route their excess inventory through our multi-channel solutions to attain maximum cost recovery:

1.
Certified Merchant Program (CM): CM is a unique seller program whereby sellers can directly sell their inventory on our website, reaching out to the 5.5 million customer base we have established over the past twelve years.  Merchants participating in this program manage the entire warehouse and order fulfillment for their sales while we manage the order processing and post-order customer service. This greatly reduces any fraudulent activity by either the seller or the buyer and allows us to act as an intermediary in any dispute resolution. See below for more detail on the CM program.

2.	Managed Supply: Managed Supply is a program, whereby, we sell inventory that is consigned to us. The inventory is either stored at our warehouse or at the sellers’.

3.
Cash Recovery: We purchase inventory directly from sellers, allowing them to dispose of excess inventory and attain immediate cost recovery. We then direct the merchandise through one of our multi-channels - our online properties, located at www.uBid.com and www.RedTag.com, our live sales business unit RedTag Live or sell it through a wholesale transaction to another business.

Strong Brand and Loyal Customer Base

We have been in operation for over 12 years and have a strong base of more than 5.5 million registered users across our websites. The websites are designed to provide a friendly and positive shopping experience through interactive auction and fixed price formats.

CM/Certified Central

The CM Program provides merchants with greater management control over certain aspects of the sale process related to their products, while maintaining the opportunity to sell their products to consumers on our online properties through our auction style or fixed price formats. Merchants participating in the CM Program manage all warehousing of and order fulfillment for their CM Program inventory. However, Enable Holdings manages all order processing and first response customer service needs related to CM Program transactions. In furtherance of our commitment to minimize fraudulent activity and to provide a trustworthy and credible online experience, we require all merchants, before participating in the CM Program, to satisfactorily complete our merchant certification process which verifies each participating merchant’s business status and trade references. Enable Holdings charges the merchants a commission fee for all completed auction style and fixed price format transactions.

Certified Central is our secure web-based platform that allows our Certified Merchants to build a database of products, create auctions, download orders, and communicate with our customer care team and merchandising department quickly and easily.  We provide many different services through Certified Central at no additional charge to our Certified Merchants. These services, which include the ability to upload multiple images and view top selling product reports, are designed to enhance the Certified Merchant’s selling experience and satisfaction with us. Whether a Certified Merchant is expanding its marketplace options or entering the online auction channel for the first time, Certified Central is designed around a simple and easy-to-use interface. Certified Central is also backed by an account management team to assist with planning, problems or inquiries.

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

How we provide value to the buyers

In today’s market, consumers want greater value for their money than they ever have in the past; which is why we connect them to the world’s top brands at prices that are far below retail.

Broad and Deep Product Selection

We offer over 200,000 high quality and brand-name, new, close-out, overstock and recertified merchandise in over 200 categories including personal computers, consumer electronics, apparel, house wares, watches, jewelry, travel, sporting goods, home improvement products and collectible products each day.

Extensive Security and Fraud Protection

Our websites, at ww.uBid.com and www.RedTag.com, provide a trustworthy and secure buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from non-established businesses, individual consumers and other non-commercial parties. All merchants offering goods in our online marketplace are required to successfully complete our merchant certification process, which includes verification of the merchant’s trade and bank references and other information which establishes that the merchant is in good business standing. As a result of this certification, we believe that fraudulent transactions in our marketplace are minimized.

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

Multiple Payment options

We accept all major credit cards for customer purchase.

Products and Merchandising

Since asset recovery is an unpredictable business, it is impossible to forecast product supply ahead of time. The product mix and quantity fluctuates from month-to-month but our main product categories continue to be as follows, in order of most to least volume.

•
Personal Computer Products: Including items such as desktops, portable computers, computer accessories, disk drives, modems, monitors/video equipment, components, printers, scanners, digital cameras and accessories, software and home office products.

•
Consumer Electronics: Including items such as home theater equipment, home audio equipment, speakers, televisions, camcorders, digital cameras, VCRs, DVD players, portable audio players and automobile audio equipment.

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

We currently employ a staff of in-house customer support personnel responsible for handling customer inquiries, tracking shipments, investigating and resolving problems with merchandise. Our Customer Care Center is located in Itasca, Illinois. Customer Care representatives are available for support from 8 a.m. - 6 p.m. CST Monday through Friday. In addition, our customer service representatives are trained to cross-sell complementary and ancillary products and services including extended product warranties and accessories.

Most products are covered by manufacturers’ warranties or third party warranties which customers can purchase through us. We will, in specific instances, accept merchandise returns if a product is defective or does not conform to the specifications of the item sold at auction, and we work with our customers to resolve complaints concerning merchandise. In addition, we have automated some of our customer service functions including providing online access to product shipping status.

Product Fulfillment and logistics

In August 2009 we began using our own distribution facility in Itasca, Illinois. Prior to August 2009, we used a third party logistics warehouse and distribution system to manage inventory.

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

•
Increasing consumer awareness of Enable Holdings and its online properties - Enable Holdings has created a unique position in the marketplace focused on earning consumer trust. This position of “trust” is supported by our focus on business-to-consumer selling (versus consumer-to-consumer selling), our efforts to minimize fraudulent sellers by requiring all merchants participating in the CM Program to successfully complete a merchant certification process, significant investments in our customer support services, internal product warehousing and payment transaction processing and endorsements from various recognized third party security and privacy programs. We believe this “trust” positioning will continue to set us apart from our competitors and provide a meaningful difference in attracting and maintaining customers.

•
Expanding and optimizing customer acquisition efforts - Our marketing expenditures are primarily spent on attracting traffic to our website. Potential new customers are sourced through a range of online efforts including affiliate programs, paid search listings, shopping comparison programs, online partnerships and e-mail marketing. In addition, we are also re-evaluating marketing channels such as offline direct response television and radio, in-store media, event marketing and single partnerships with key online media companies to broaden our customer demographics and drive larger incremental gains in customer acquisition.

•
Implementing a scalable, cost-effective customer retention program - It is critical to have a program that effectively manages new customer relationships from acquisition to activation (one-time bidding/buying) to repeat purchase. We have recently increased our investment in the implementation of our customer retention management. Our efforts to date have been focused on developing programs aimed at improving bidding/buying behavior among key customer segments: 1) recent bidders 2) lapsed and long lapsed bidders, 3) inactive members (i.e., never bid), 4) registered members without a credit card on file, and 5) members without an opt-in e-mail address.

•
Increasing the availability of qualified merchants for the CM Program - The recruiting of merchants to the CM Program has become a primary growth focus. We are marketing to prospective merchants principally through online media, including e-mail marketing and online trade media (e.g., auction industry newsletters), as well as offline through public relations and trade show events. We regularly evaluate Certified Merchants based on different metrics, including, returns, customer service inquiries and cancellations, to part with poor performing sellers and promote the ones that stand out.

Competition

Asset recovery is a growing business model, especially in the current economic conditions. We believe there are a very limited number of companies that provide a one-stop solution to all the inventory liquidation needs that we provide, in particular our unique online solutions There are companies that offer either an online liquidation marketplace or just an in-store model, but our all around solution gives us an added advantage over those companies.

We face competition from liquidators, asset recovery companies and retailers that can be divided in to two broad categories:

Online liquidators and retailers such as Overstock.com, Ecost.com, Bluefly.com, Amazon.com, Smartbargains.com and Bidz.com.

In-store liquidators such as Gordon Brothers and Hilco Trading Co.

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

In addition, many of our current competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See Item 1A, “Risk Factors,” starting on page 10 of this Annual Report on Form 10-K.

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

Scalability

The Company’s growth strategy focuses on building our buyer and seller bases which will require our technology to fundamentally support large capacity levels and provide scalability. Our technology is built on a “distributed architecture model” which enables our software applications to run parallel on multiple servers. This technique allows our system to load balance the increased traffic and workload among a group of servers.

The websites support several activities such as browsing/searching for items, registration of customers, auction management tasks (e.g., opening and closing of auctions or bidding for items in a variety of formats), order processing, credit card and fraud management. The platform is able to process hundreds of thousands of transactions every day.

Security

The Company operates “trusted” online properties in which it has implemented measures to minimize buyer and seller fraud including pre-screening of all new bidders using anti-fraud detection tools. Our anti-fraud programs are continually updated to stay current with the latest evolution of online fraud tools. Additionally, all consumer sensitive data such as credit card numbers and passwords are encrypted and stored behind our secure network. We use Secure Sockets Layer and enhanced encryption algorithms to protect consumer sensitive data. The network is also protected with Intrusion Detection Systems and firewalls that allow restricted ports from the outside network.

Intellectual property

We regard our domain names and other intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot assure that others will not independently develop similar intellectual property. Although we are pursuing the registration of our key trademarks in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

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

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See Item 1A,”Risk Factors,” starting on page 10 of this Form 10-K.

Employees

As of December 31, 2009, we had 41employees. At December 31, 2008 we had 72 employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 20 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to raise additional capital and execute those plans successfully. If we fail to do so for any reason, we would not be able to continue as a going concern.

We may need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests. If we are unable to secure additional financing we will not be able to continue as a going concern.

We may need additional capital, which may not be available on reasonable terms or at all. The raising of additional capital will dilute our current stockholders’ ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

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

Our revenues have fluctuated significantly in the past as a result of varying amounts of funds we have spent on advertising and inventory supply and may fluctuate significantly in the future as a result of changes made in our business over the past 12 years. These changes in our business, including changes in ownership, prevent the meaningful use of period-to-period comparisons of financial results. Accordingly, investors should not rely on past revenue as a prediction of our future growth.

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $7,468 for the year ended December 31, 2009. As of December 31, 2009, our accumulated deficit was $53,741. We have not achieved profitability on an annual basis. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which will depress our stock price.

Our financial results fluctuate and may be difficult to forecast.

General U. S. and worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation,  decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns, recent international conflicts and terrorist  and military activity, and the impact of natural disasters and public health emergencies. Although there are signs that this downturn in the economy is subsiding, there is still uncertainty in the economy. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause vendors and consumers to slow spending on our products and services. We cannot predict timing, strength of duration of any economic slowdown, uncertainty or subsequent economic recovery in the U.S. or worldwide. If the economy or markets in which we operate continue at their present levels, our business, financial conditions and results of operations will likely be materially and adversely affected.

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

Risks Related to Our Business

Failure to maintain satisfactory relationships with our suppliers, or the inability to obtain sufficient quantities of merchandise, could increase merchandise costs and/or availability.

We depend upon our suppliers to provide merchandise for sale through our online marketplace. The availability of merchandise can be unpredictable. Since our inception, we have sourced merchandise from over 3,600 suppliers. Merchandise purchased from Hewlett-Packard accounted for 33.2% of net revenues, during the year ended December 31, 2009. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to sell or otherwise provide merchandise for sale on our online properties. We also cannot be certain that we will be able to establish new supplier relationships that ensure merchandise will be available for sale on our online properties.

A limited number of our suppliers’ process and ship merchandise directly to our customers. We have limited control over their shipping procedures, and factors beyond our control could delay shipments by these suppliers. Most merchandise we sell carries a warranty supplied either by the manufacturer or the supplier. We could be compelled to accept returns from customers without receiving reimbursements from the suppliers or manufacturers if they do not honor their warranties. If we are unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, if we are unable to obtain sufficient quantities of merchandise, if the quality of service provided by these suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations, this could significantly harm our business.

Our operating results, financial condition and cash flows may be adversely impacted by the affect the current global economic crisis and uncertainty has on our customers.

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

The general economic and capital market conditions in the U.S. have deteriorated significantly, remain uncertain, and have adversely affected businesses access to capital as well as an increased cost of such capital.  If the current economic conditions in the U.S. continue to be uncertain or become worse, our cost of debt and equity capital and the access to capital markets could be adversely affected.

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

Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. Our uBid and RedTag service marks are registered in the United States. However, we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service names similar to “uBid” or “RedTag” or our other service marks or trademarks. Any of these actions by others might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect our service mark or trademarks adequately could adversely affect our business and financial condition, and the value of our brand name and other intangible assets.

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

We depend to some extent on relationships with other online companies through which we place our advertising and expect that our dependence on these relationships will increase in the future. These relationships include:

•	portal arrangements and agreements for anchor tenancy on other companies’ websites;

•	sponsorships;

•	promotional placements;

•	banner advertisements; and

•	Other online advertising including paid searches.

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

We currently purchase considerable amount of merchandise to be sold on our online properties, and in doing so assume the inventory and price risks of this merchandise. These risks are especially significant because most of the merchandise we sell is subject to rapid technological change, obsolescence and price erosion. Because we rely heavily on purchased inventory, our success will depend on our ability to sell such inventory rapidly through our websites. We also rely heavily on the ability of our staff to purchase inventory at attractive prices relative to resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and incorrect recording of inventory.

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

We rely on a number of third parties, including our Internet hosting facility and telephone company, for Internet and telecommunications access, credit card processing and software services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet. From time to time, we have experienced temporary interruptions in our website connection and our telecommunications access. Slow Internet transmissions or prolonged interruptions in our website connection or telecommunications access could materially harm our business.

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

Increases in credit card processing fees could increase our costs.

Our merchant bank processor, Visa, MasterCard, American Express, Discover Card, and Bill-Me-Later could increase the processing and interchange fees that they charge for transactions using their cards or service. Increases in processing and interchange fees may result in increased operating costs and reduced profit margin. Our merchant bank processor could require reserve deposits to process our transactions. The requirement of deposits could impact our liquidity.

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

 Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majorities of these laws were adopted before the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The courts are only beginning to interpret those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

Item 2.   Properties

Our principal administrative, call center, engineering, merchandising and distribution facilities total approximately 48,000 square feet and are located in Itasca, Illinois. We currently lease the facility for $16,000 per month. The lease expires in May 2014.

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

Item 4.   Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2009.

EXECUTIVE OFFICERS

The following table sets forth our executive officers, their ages and position(s) as of December 31, 2009:

Name	Age	Position
Patrick L. Neville	63	Chief Executive Officer

Timothy E. Takesue	41	EVP, Account Management

Miguel A. Martinez, Jr.	54	Chief Financial Officer and Secretary

Amy Powers	33	Vice President, Technology

 Patrick L Neville was appointed as the Company’s Chief Executive Officer as of March 1, 2010. Mr. Neville is a proven leader who has developed, re-engineered and rolled out many successful business concepts. From 1997 to 2008, Mr. Neville was President, Chief Executive Officer and Vice Chairman of Beautyfirst/Purebeauty of Wichita, Kansas. At Beautyfirst/Purebeauty, Mr. Neville spear-headed strategic planning and had management responsibility for approximately 2,200 employees, operating more than 120 stores, across the United States, with annual sales exceeding $120,000,000. He successfully oversaw the sale of Beautyfirst/Purebeauty. Since 2008, Mr. Neville has been the President and Chief Executive Officer of Paradigm Advisory Group LLC in Wichita, Kansas. Paradigm provides advisory services with emphasis on crisis management, CEO coaching and restructurings of E-commerce, wholesale, retail and manufacturing companies ranging from start-ups to those with revenues exceeding $500,000,000. Mr. Neville has also served as a member of the Board of Directors, speaker and consultant to the Chicago Apparel Center, Men’s Retail Association, National Retail Federation, L.B.A. National Buying Group, is currently serving on the Board of Directors of the International Salon Spa Business Network and is an Accredited Associate of the European based Institute for Independent Business.

Timothy E. Takesue has over 21 years of experience in various capacities involving product sourcing, retail management and marketing, mail order product sourcing, merchandising, direct selling product sourcing, and e-commerce. On December 29, 2005, Mr. Takesue was named Executive Vice President, Account Management. In 1997, Mr. Takesue joined uBid, Inc. as a member of the original management team of officers. During his tenure with uBid, Inc., he has served in various positions including vice president of merchandising, senior vice president of merchandising and sales, interim CEO and acting chief marketing officer. Mr. Takesue became Executive Vice President, Account Management in April 2003. Mr. Takesue was a part of the officer team that led uBid, Inc. in the 1998 IPO, 1999 secondary offering, and subsequent sale in 2000 to CMGI and purchase from CMGI in 2003. Mr. Takesue attended Wayne State University in Detroit, Michigan.

Miguel A. Martinez, Jr. was named Chief Financial Officer in January 2008, prior to that he was Vice President of Finance of uBid.com Holdings, Inc. He has served as Vice President of Finance of uBid, Inc. since February 2005. He was appointed as Secretary of uBid.com Holdings, Inc. in January 2006. Mr. Martinez brings over 20 years of financial management experience to uBid. Before joining uBid, from March of 1999 to November 2004, Mr. Martinez was senior vice president and chief financial officer with Hartford Computer Group, a leading PC manufacturer, distributor and Service Company. Mr. Martinez is a certified public accountant and received a BBA degree from Loyola University in Chicago, Illinois.

Amy Powers is the Company’s Vice President of Technology and Commerce, and is responsible for directing strategic and tactical technology and commerce planning for the enterprise. She was appointed Vice President of Technology and Commerce in March 2010. Ms. Powers previously served as the Company’s Development Manager. Prior to joining the Company in 2003, Ms. Powers worked as an independent contractor largely in the retail sector as a developer. She holds an Applied Information Technology degree from Information Technology Institute, Halifax, Nova Scotia and a B. S. degree from Dalhousie University.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

As of March 23, 2010, there were approximately 277 holders of record of shares of our common stock.

On December 31, 2009, the last reported sales price of our shares on the OTC bulletin board was $0.17. During the first quarter of 2009 through February 28, 2010, the high sales price of our common stock was $0.89 and the low sales price was $0.10.

	2009		2008
	High	Low	High	Low
First Quarter	$0.50	$0.20	$1.15	$0.51
Second Quarter	$0.89	$0.20	$2.34	$0.56
Third Quarter	$0.76	$0.31	$3.25	$0.75
Fourth Quarter	$0.50	$0.17	$0.85	$0.20

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

RECENT SALES OF UNREGISTERED SECURITIES

As of December 31, 2009 there were 2,497,205 shares of preferred stock issued which are convertible into 166,905,691 shares of common stock. For a discussion of recent sales of unregistered securities, (see Note 3. Merger and Private Offerings, in the Notes to Consolidated Financial Statements beginning on page 55).

Item 6.   Selected Financial Data

 The selected financial data of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in this report.

Enable Holdings, Inc and Subsidiaries
Selected Yearly Financial Data
(Dollars in Thousands, except per share amounts)

	Year Ended December 31,
Consolidated Income Statement Data:	2009	2008	2007	2006	2005
Net Revenues	$18,128	$31,579	$43,061	$66,559	$84,592
Cost of Revenues	13,696	26,992	33,333	56,421	73,062

Gross Profit	4,432	4,587	9,728	10,138	11,530

Operating Expenses
General and administrative	11,329	15,805	13,255	12,973	13,045
Sales and marketing	906	2,820	3,753	4,987	4,996
Total operating expenses	12,235	18,625	17,008	17,960	18,041

Loss From Operations	(7,803)	(14,038)	(7,280)	(7,822)	(6,511)
Interest (Expense) Income, net	(2,219)	(1,978)	179	267	(2,538)
Miscellaneous (Expense) Income	(183)	(24)	60	-	-
Gain on debt Restructuring	2,737	-	-	-	-

Net Loss	(7,468)	(16,040)	(7,041)	(7,555)	(9,049)

Preferred Stock Dividends	-	-	-	-	(1,216)

Net Loss available to Common Shareholders	$(7,468)	$(16,040)	$(7,041)	$(7,555)	$(10,265)

Net Loss per share - Basic and Diluted	$(0.38)	$(0.87)	$(0.37)	$(0.37)	$(3.88)

Weighted Average Shares - Basic and Diluted	19,546,183	18,492,477	18,864,777	20,260,689	2,643,936

Consolidated Balance Sheet Data:	2009	2008	2007	2006	2005
Total current assets	$2,392	$4,039	$14,499	$22,052	$36,120
Total assets	4,931	6,384	15,331	23,578	36,644
Total current liabilities, excluding debt	9,712	7,290	4,479	3,843	9,652
Long-term debt, including current maturities	1,904	-	-	-	410
Redeemable Common Stock [1]	-	-	-	-	12,000
Total shareholders equity (deficit)	(6,685)	(906)	10,852	19,735	14,582

[1] Represents 2,666,668 shares of common stock subject to redemption after the merger with Cape Coastal Trading Corporation and the first private offering. Such shares were redeemed in February 2006.

Enable Holdings, Inc and Subsidiaries
Selected Quarterly Financial Data
(Dollars in Thousands, except per share amounts)

	(Dollars in Thousands, except per share data)
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2009	2009	2009	2009	2008	2008	2008	2008
Net Revenues	$2,615	$7,441	$2,979	$5,094	$7,095	$8,917	$8,426	$7,141
Cost of Revenues	2,007	5,891	1,934	3,865	6,183	8,428	7,112	5,269
Gross Profit	608	1,550	1,045	1,229	912	489	1,314	1,872

Operating Expenses:
General and administrative	2,327	3,278	2,857	2,867	4,717	3,916	3,418	3,753
Sales and marketing	120	198	293	295	467	1,059	799	495
Total operating expenses	2,447	3,476	3,150	3,162	5,184	4,975	4,217	4,248

Loss from operations	(1,839)	(1,926)	(2,105)	(1,933)	(4,272)	(4,486)	(2,903)	(2,376)
Interest (Expense) Income, net	(288)	(702)	(537)	(692)	(1,697)	(199)	(74)	(9)
Miscellaneous (Loss) Income	(19)	262	(378)	(48)	(24)	-	-	-
Gain on Restructure	2,737	-	-	-	-	-	-	-
Net Loss	$591	$(2,366)	$(3,020)	$(2,673)	$(5,993)	$(4,685)	$(2,977)	$(2,385)

Basic and Diluted Net Loss per share	$0.03	$(0.12)	$(0.16)	$(0.14)	$(0.33)	$(0.25)	$(0.16)	$(0.13)

Weighted Average Shares-Basic and Diluted	19,726,678	19,482,722	19,358,722	18,986,678	18,802,142	18,638,678	18,325,786	18,197,783

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements. The terms “Enable Holdings” “we,” “us,” and “our,” refer to Enable Holdings, Inc. and our subsidiaries.

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

The Company began changing its business model to an asset recovery solution in the first quarter of 2008 and continued implementing those changes through the end of 2009. The seven proprietary selling solutions within the five operating divisions are:

•	uBid.com: Our flagship website, which has operated for 12 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction price format.

•	RedTag.com: Our fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

•	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

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

The Company’s financial results for the twelve months ended December 31, 2009 have been negatively impacted by the planned change in the business model and the severe global economic downturn. We have made major changes to our traditional operations as we transition to the new business model.

The transition from an auction marketplace to an asset solutions company also required that operationally we improve the efficiency of our platform to enhance the user experience. The Company significantly decreased the number of listings, eliminating the unprofitable listings, while migrating fixed price listings to the RedTag platform based on the new business model. The reduction in the number of unprofitable listings improved our auction success rate and provides efficiencies to both buyers and sellers on our platform.

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

A total of up to 10,500,000 shares of common stock have been reserved for issuance under the 2005 Equity Incentive Plan. If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, expires and is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life.

Effective January 1, 2006, the Company adopted ASC Topic 718, “Stock- Based Compensation”. This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (stock options  and restricted stock) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the estimated grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

Income Taxes

We account for income taxes under the liability method, under which we recognize deferred income taxes by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of our existing assets and liabilities and net operating loss carry forwards. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods.

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

Auction Success Rate: The percentage of closed auctions that were successful and received at least one bid.

	2009				2008
uBid.com	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
GMS (in thousands)	$4,103	$5,113	$9,555	$11,821	$12,374	$14,385	$17,117	$16,671
Number of Orders (in thousands)	43	52	70	81	94	95	97	95
Average Order Value	$95	$98	$137	$145	$131	$152	$176	$175
Visitors to Bidders %	2.5%	1.8%	3.3%	3.1%	2.9%	3.3%	3.6%	4.1%
Auctions Closed (in thousands)	367	371	373	377	383	215	181	455
Auction Success Rate	9.1%	10.0%	13.0%	14.4%	15.0%	26.6%	30.9%	12.9%

RedTag.com [1]
GMS (in thousands)	$288	$386	$140	$143	$474	$304	-	-
Number of Orders (in thousands)	3	3	2	2	5	3	-	-
Average Order Value	$86	$122	$88	$83	$96	$119	-	-
Visitors to Bidders %	17.0%	10.4%	3.5%	9.6%	30.2%	15.1%	-	-

1RedTag.com was first launched in August 2008

Segment Information and Financial Comparison

During the first quarter of 2008, Enable Holdings commenced efforts to change its business model. Concurrent with this change, we reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their inventory. The seller solutions offered by the Company are: Certified Merchant (CM), Managed Supply and Cash Recovery. Each of the business segments, except commerce innovations, can offer the three seller solutions.  The five business segments are listed below:

1.	uBid.com: Our flagship website, which has operated for 12 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction price format.

2.	RedTag.com: Our fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

3.	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

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

The revenue and gross profit breakdown of the Company based on the segments after the transition is as follows:

	(Dollars in Thousands)
	Year Ended December 31,
Net Revenue	2009	2008	2007
uBid.com[1]	$6,737	$18,624	$37,803
RedTag.com	815	632	-
RedTag LIVE	5,485	2,999	-
Dibu Trading Co.	5,091	9,324	5,258
Commerce Innovations	-	-	-
Total	$18,128	$31,579	$43,061

Gross Profit (Loss)
uBid.com[1]	$2,842	$4,283	$9,136
RedTag.com	116	96	-
RedTag LIVE	973	514	-
Dibu Trading Co.	501	(306)	592
Commerce Innovations	-	-	-
Total	$4,432	$4,587	$9,728

Gross Profit %
uBid.com[1]	42.2%	23.0%	24.2%
RedTag.com	14.2%	15.2%	-
RedTag LIVE	17.7%	17.1%	-
Dibu Trading Co.	9.8%	(3.3)%	11.3%
Commerce Innovations	-	-	-
Total	24.4%	14.5%	22.6%

1 uBid.com Net Revenue and Gross profit includes $0, $21 and $58 related to Bidville.com and $62, $192 and $1,077 related to advertising revenues, for 2009, 2008 and 2007, respectively.

Bidville.com was an intangible asset bought in 2006 and fully amortized in 2008. See purchased intangible assets in the notes to the financial statements. Advertising revenues were eliminated during 2008.

Comparison of year ended December 31, 2009 and 2008
(Dollars in thousands, except per share data and average order value)

During the first quarter of 2008, the Company initiated the transition of our business model from a marketplace seller to an asset recovery company. The transition required us to significantly increase investment in certain business areas resulting in an increased net loss in 2008. During 2008, the Company incurred costs of $4,184 in the transitioning. The planned investment in our new business model required us to utilize available cash and revert to borrowing on our credit facility to fund operations. Due to increasing losses in the third quarter of 2008 we were no longer able to meet the minimum availability requirements on our existing credit facility. Further impacting us was the broader economic conditions in 2008 when the U.S. and worldwide economies experienced a severe downturn. Uncertainty in credit markets negatively impacted the Company’s borrowing and capital raising ability and employment uncertainty negatively affected consumer spending, leading to declines in revenues and margins.

As part of the transition from a seller marketplace to an asset recovery company during 2008, the Company implemented a new ERP system which will allow us to enter international markets and increase our operational capabilities. The approximate software and implementation cost of the new ERP system was $1,700. In addition, to expand into diverse channels, we developed a private auction platform and a fixed price platform. The cost related to each was $458 and $119, respectively. The related personnel expense to implement the two projects was approximately $288.

As the Company transitioned its business model, it incurred additional expenses related to business development and investor relations of $504 and $140, respectively. We also introduced a new business unit– RedTag Live, which facilitates in-store sales and live events. The operating losses related to the RedTag Live business unit in 2008 was $1,194.

To facilitate the above changes the Company increased its staffing levels. The number of employees at the end of 2007 was 79 employees and reached peak levels in August of 2008 of 106 employees (including temporary workforce).  We ended 2008 with a staffing level of 72 employees.

In the first quarter of 2009, the Company continued its efforts to finalize the business model changes that were substantially completed in 2008. In order to realize the benefit of all the changes contemplated additional capital was required.

During 2009, multiple efforts were initiated to raise sufficient working capital to execute the Company’s revised business plan through the fully implemented new business model and to repay the short term 90-day bridge loan entered into in the fourth quarter of 2008 subsequently extended several times through August, 2009.  The capital raising efforts were not completed until February, 2010.

The 2009 results were adversely impacted by the extended period required to raise additional capital. The lack of sufficient capital impacted the Company’s ability to purchase inventory for sale; to continue the expense structure to support the new business model; and to timely pay its certified merchants resulting in a significant decline in merchandise postings effecting operations and generating losses. Negotiations with the certified merchants were undertaken and for the most part, successfully completed with the majority of the certified merchants agreeing to partially settle outstanding balances and establish extended payment terms. Other major vendors discontinued payment terms requiring the Company to pay in advance for its purchases, which advance payments were limited by the available working capital. For the most part, all vendors have agreed to payment plans but continue to require advance payments for new purchases. Additional downsizing measures were instituted as capital pressures mounted including a 31% headcount reduction in addition to salary and benefit reductions.  The Company also consolidated its operations into one combined multi-use facility and reduced real estate costs and other operating expenses by over 70%.

In the fourth quarter of 2009 the Company’s Chief Executive Officer resigned his position effective December 22, 2009 and following an extensive search, the Company appointed a new Chief Executive Officer to the position effective March 1, 2010.

In the fourth quarter of 2009 the Company received commitments to purchase 1,700,000 shares of preferred stock for $3,750, increasing $500 to $4,250 in the first quarter of 2010, from accredited investors, many of which had invested in the previous bridge loan and convertible debentures. The proceeds were used to pay the October 9, 2009 loan, restructure the bridge loan, convertible debenture, pay creditors and fund operations.

Revenue

•	Web Properties - consist of uBid.com and RedTag.com

Revenues for our two web properties decreased $11,704 or 60.8% compared to 2008. The decrease is explained as follows:

Orders for both the Cash Recovery and the Certified Merchant channels decreased 93% and 31%, respectively from the prior year. In addition to the decrease in the number of orders, the average order value for the Cash Recovery channel decreased $43 or18.4% per order. The Certified Merchant channel also experienced an average order value decline of $25 or 17.5% per order.

The Cash Recovery and Certified Merchant channels were negatively impacted by the Company’s cash position as well as the overall economic climate. The Company’s lack of cash and open credit terms impacted the Company’s ability to purchase merchandise to offer this solution to its customers. The Company’s delayed payments to its Certified Merchants impacted their volumes. Certified Merchants slowed down their posting of products due to the delays in receiving payments. The decline in the Company’s cash position was primarily due to expenditures in conjunction with the change in the business model in 2008 as well as continued operating losses during 2009.

The advertising revenue in 2009 was $62 compared to $192 in 2008. The company continued with the strategic decision to eliminate advertising revenue to increase the customer retention rate on our websites.

Traffic to the web properties decreased by 3.4 million visitors or 14.9%, primarily due to the decrease in advertising spends. The number of auctions and items for sale at fixed prices increased by 269,000 or 21.4% as unprofitable categories and sellers continued to be eliminated. While auctions and items increased, the number of successful auctions declined by 50,532 or 23.8%.

•	Off Line Sales Channels - consists of Dibu Trading Co. and RedTag Live

Dibu Trading revenues decreased $4,233 or 45.4% compared to the same period of the prior year. During 2009 revenues declined as our lack of ability to purchase inventory due to cash and credit limitations negatively impacted sales.

Red Tag Live revenues increased $2,486 or 82.9% compared to the same period of the prior year.   Red Tag Live held two (2) physical liquidation sales in Florida during 2009.    Red Tag Live previously operated a small outlet store in Port Charlotte, Florida which was closed down in January, 2009.

Gross Profit

•	Web Properties - consists of uBid.com and RedTag.com

Gross profit decreased $1,421 or 32.5% on a decrease in net revenue volume of 60.8%. The gross profit percentage increased 19.2% from 23.0% to 42.2% at December 31, 2008 and 2009, respectively. The gross profit percentage increased as the Certified Merchant program represented a larger percentage of the gross profit compared to the same period of the prior year.

           During 2009 as cash availability decreased we were unable to purchase merchandise to offer a cash recovery solution to sellers, resulting in an inability to procure product to generate revenues.

•	Off Line Sales Channels - consists of Dibu Trading Co. and RedTag Live

Dibu Trading gross profit for the year was $501 or 9.8% compared to a loss of $306 or 3.3% in the prior period. During the third and fourth quarters of the prior year we accepted lower selling prices to expedite sales in an effort to generate cash, resulting in negative gross profits incurred on certain sales.

RedTag Live gross profit for the year was $973 and the gross profit percentage was 17.7% compared to $514 or 17.1% in the prior period. The 2009 gross profit increased compared to the prior period due to larger scale live liquidation events conducted in 2009.

Expenses
Sales, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, common area maintenance, depreciation, credit card processing charges, bad debt expenditures, legal and accounting fees as follows.

SG&A expenses for the year ended 2009 were $12,235, a decrease of $6,390 compared to the year ended 2008.

General & Administrative (G&A) expense decreased $6,390 to $12,235 primarily in the following areas:

•
Stock based compensation expense, a noncash charge decreased by $1,091. During the prior period the issuance of approximately 45 million warrants in conjunction with the October 2008 90-day bridge loan triggered a change of control provision. The change of control provision required the vesting of approximately 62% of the employee options and all of the outstanding shares of restricted stock. The accelerated vesting resulted in an additional expense in 2008 of $1,006. During 2009, the restructure triggered a change of control provision accelerating vesting on employee options issued during the current period. The incremental expense relating to the 2009 accelerated vesting was $400.

•
RedTag Live, which was launched as a major operation in 2008, had expenses of $1,708 in 2008 compared to $850 in 2009. The RedTag Live expenses primarily consisted of salary, facility and advertising revenues for our facility and live events held in Florida. The outlet store in Port Charlotte, Florida was closed down in January, 2009.

•
Salary and benefit expenses decreased $1,674 or 26.9% due to headcount and salary reductions. Employee staffing levels decreased from 72 full-time employees at the end of 2008 to 41 at the end of 2009.

•	Consulting and outside services decreased by $461 as contracts were favorably renegotiated and nonessential services were eliminated.

•
Warehouse and facility expenses decreased $269 in 2009 compared to 2008. During 2009 the Company consolidated its corporate office, distribution center and customer service center into a single multi-use facility.

•	Bad debt expense decreased $199 or 98.5% in 2009 compared to the same period of the prior year.

The decreases in the G&A expense above were partially offset by:

•
Increase of $641 in legal, audit, insurance and regulatory fees in 2009 compared to 2008.  The increase in 2009 was primarily attributable to expenses incurred on capital raising and warrants issued for investor relations services.

•	Increase in depreciation & amortization expense of $47, which was primarily due to the placing in service of implemented software.

Sales and Marketing decreased primarily as a result of lower advertising expense from $2,820 to $906 as we continued to eliminate less effective marketing programs. The cost to acquire a bidder or buyer decreased $0.83 or 32.2% to $1.75 per bidder during the year ended December 31, 2009 compared to $2.58 per bidder in 2008.

Credit card processing fees decreased $987 or 66.8% in 2009 compared to 2008 primarily due to decreased sales volume.

Other Expense

Net interest expense was $2,219 for the year ended December 31, 2009 versus net interest expense of $1,978 for the year ended December 31, 2008. The increase in interest expense is a result of the bridge loan and convertible debenture and the amortization of the related warrants. The interest expense related to the bridge loan and convertible debenture warrants was $1,036.  Interest expense incurred was $402 and $114 on the bridge loan and convertible debenture, respectively. In addition, interest expense of $306 was incurred on inventory financing. A gain on the debt restructuring of $2,737 was recorded in 2009.

Net Loss

The Company experienced a net loss of $7,468 or $0.38 per share for the year ended December 31, 2009 compared to a net loss of $16,040 or $0.87 per share for the year ended December 31, 2008. Net loss per share decreased primarily due a $6,390 reduction in SG&A and a $2,737 restructure gain. The restructuring gain was recorded for the difference between the fair market value of the preferred stock issued and the fair value of the debentures and warrants canceled in the debt restructuring.

Comparison of year ended December 31, 2008 and 2007
(Dollars in thousands, except per share data and average order value)

In the year ended December 31, 2008 a number of factors impacted the Company’s financial result. During the first quarter of 2008, the Company initiated the transition of our business model from a marketplace seller to an asset recovery company.

The transition required us to significantly increase investment in certain business areas resulting in an increased net loss in 2008 compared to 2007. During 2008, the Company incurred costs of $4,184 in the transitioning. The planned investment in our new business model required us to utilize available cash and revert to borrowing on our credit facility to fund operations. Due to increasing losses in the third quarter of 2008 we were no longer able to meet the minimum availability requirements on our existing credit facility. Further impacting us was the broader economic conditions in 2008 when the U.S. and worldwide economies experienced a severe downturn. Uncertainty in credit markets negatively impacted the Company’s borrowing and capital raising ability and employment uncertainty negatively affected consumer spending, leading to declines in revenues and margins.

Revenue

•	Web Properties - consists of uBid.com and RedTag.com

Revenues for our two web properties decreased $18,547 or 49.1% compared to 2007. Traffic to the web properties decreased by 4.2 million visitors or 15.5%, primarily due to a 51.8% reduction in advertising spending in 2008. The numbers of orders decreased by 125,155 while the average order value decreased by $13 per order. The decrease in average order value was primarily due to the decline in the prices of consumer electronics. RedTag.com was launched in August, 2008.

•	Off Line Sales Channels - consists of Dibu Trading Co. and RedTag Live

Dibu Trading and RedTag Live revenues increased $7,065 or 134.4% in 2008, compared to 2007. RedTag Live commenced operations in 2008 and generated $2,999 or 24.3% of the 2008 offline channel revenue.  Dibu Trading underwent reorganization in early 2007 with no dedicated sales staff added until November, 2007.

Gross Profit

•	Web Properties - consists of uBid.com and RedTag.com

Gross profit decreased $4,757 or 52.1% primarily as a result of the decrease in volume. The gross profit percentage decreased 1.2% from 24.2% to 23.0% for the year ended December 31, 2007 and 2008, respectively. Generally, overall margins fluctuate based on several factors, including product mix by our direct consumer business.

•	Off Line Sales Channels - consists of Dibu Trading Co. and RedTag Live

Offline sales channel  gross profit decreased $384 in 2008, compared to 2007.The Dibu Trading gross profit percentage decreased 14.6% in 2008, from 11.3% to a negative 3.3%, in 2007 and 2008, respectively. The negative gross profit in 2008 was primarily due to the liquidation of inventory to raise cash needed for operations. RedTag Live commenced operations in 2008 and contributed $514 or 147.1% of the offline sales channel 2008 gross profit.

Expenses

Total operating expenses for the year ended December 31, 2008 were $18,625, an increase of $1,617 from the year ended December 31, 2007.

Sales and marketing expenses decreased $933 to $2,820 in 2008 compared to $3,753 in 2007. During 2008 we continued to eliminate less effective marketing efforts and decreased the advertising spend by 31.2% resulting in a 16.8% reduction in visitor traffic. The cost per bidder decreased from $4.7 in the prior year to $2.58 at December 31, 2008, a 45.1% decrease.

General and administrative expenses increased by $2,550 or19.2% primarily due to a $1,324 noncash charge in stock based compensation expense as the issuance of approximately 45 million warrants triggered a change of control provision. The change of control provision caused acceleration in the vesting of employee stock options resulting in an incremental increase in stock based compensation of $1,006 in 2008. RedTag Live was launched as a major operation in 2008 and had expenses of $1,708 in 2008 compared to none in 2007.

Salary and benefit expense increased $668 as additional staff was hired to develop the web properties.

The increases in G&A expense were partially offset by:

Decreases of $607 and $188 in warehouse and facility, respectively, due to decreased revenue and inventory levels.
Decreased bad debt expense of $431 due to the expensing of a $352 uncollectible account receivable in 2007.
Decrease in depreciation and amortization expense of $346. The decrease was due to the Bidville.com intangible asset reaching full amortization in 2008.

Other Expense

Net interest expense was $1,978 for the year ended December 31, 2008 compared to net interest income of $179 for the year ended December 31, 2007. The increase in interest expense related to the bridge loan warrants, commitment fees and payments of fees to Wells Fargo.

Net Loss

The Company incurred a net loss of $16,040 or $0.87 per share for the year ended December 31, 2008 compared to a net loss of $7,041 or $0.37 per share for the year ended December 31, 2007.

Liquidity and Capital Resources
(Dollars in thousands, except per share data)

Historically, our primary sources of capital have been cash flow from operations and from private offerings of our common stock and warrants to acquire our common stock. Since 2005, we raised an aggregate of $29,500 from private offerings.

In October 2008, we obtained a $2,550, 90-day bridge loan, from accredited investors.  In March 2009, we obtained $1,315 in a secured convertible debenture from accredited investors. In December 2009, we received commitments for the purchase of $3,750 in preferred stock from accredited investors of which $2,396 was received in cash before year end and $1,354 was recorded as stock subscription receivable. In February 2010, the private placement closed with further commitments for an additional $500 for a total raise of $4,250 in preferred stock from accredited investors. In February 2010, $1,854 was received in cash from these accredited investors.

Net cash used in operating activities for the years ended December 31, 2009, 2008, and 2007 was $2,545, $8,139, and $4,801, respectively. The 2009 decrease was primarily due to the operating loss which was partially offset by the cash provided by an increase in accounts payable and the decrease in merchandise inventories. The 2009 increase in accounts payable was primarily due to the negotiating of extended payment terms with several of the Company’s largest vendors. The 2008 increase was primarily due to increase in net loss and accounts receivable. Partially offsetting was the cash provided by the increase in accounts payable as well as a decrease in merchandise inventories. Inventory levels and accounts payable balances fluctuate based on cash availability as well as availability of product in the market. The 2007 decrease was primarily due to decreases in accounts receivable, prepaid expenses, lower net loss and increases in accounts payable.  Partially offsetting the decreases were increased cash used for inventory and accrued expenses.

During 2009 the Company’s third party credit card processor required a deposit due to the Company’s financial condition. The deposit was held for 25% of the daily amount of credit cards processed. The deposit totaled $800 at its highest point during 2009. The Company switched credit card processor in January 2010. The current processor is requiring a six month deposit of 5% of the credit card amount processed. The current processor and prior processor combined currently hold approximately $569 in deposits.

Net cash used in investing activities was $421, $2,092 and $180 for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 decrease is primarily attributable to the decrease in capital spending. During 2008, we purchased and began implementing a new Enterprise Resource System (ERP) from Microsoft. The system and installation costs incurred during 2008 were approximately $1,700. Several phases of the system conversion were completed during 2009. The system is expected to be fully implemented by the second quarter of 2010 and will enhance the Company’s operating capabilities.

Net cash provided by financing activities was $3,885 and $2,606 for the years ended December 31, 2009 and 2008. Net cash used in financing activities was $2,080 for the year ended December 31, 2007. The cash provided in 2009 was primarily attributable to the sale of preferred stock. The cash provided in 2008 is primarily attributable to the proceeds of $2,550 related to the bridge loan (described below). The $2,080 cash used in 2007 was primarily due to the purchase of treasury stock in April 2007.

On May 9, 2006, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, National Association acting through Wells Fargo Business Credit and related security agreements and other agreements described in the Credit and Security Agreement (the “Credit Agreement”). The Credit Agreement provided for advances to the Company of up to a maximum of $25,000. The amount actually available to the Company varied from time to time, depending on, among other factors, the amount of eligible inventory and the amount of eligible accounts receivable. The obligations under the Credit Agreement and all related agreements were secured by all of the Company’s assets. The initial term of the Agreement was three years, expiring on April 28, 2009.

On July 25, 2008, Wells Fargo Bank notified the Company of the Company’s failure to meet the minimum excess availability requirement of $3,500. Since the Company did not meet the minimum excess availability requirement as stated in the agreement, the financial covenants went into effect which required that the Company demonstrate net earnings at the levels stated in the agreement. Due to the change in the business model of the Company in 2008, it was unable to meet the covenants. On October 15, 2008, the Company paid off-the outstanding balance owed to Wells Fargo Bank terminating the Credit Agreement specified above. Pursuant to the pay-off agreement, the Company paid a forbearance agreement fee of $50 and early termination fee of $125. Wells Fargo has also released its security interest in the Company’s collateral.

On July 15, 2008 the Company signed a $10,000 common stock purchase agreement with Fusion Capital Fund II, LLC, and an Illinois limited liability company (“Fusion Capital”). Concurrently with entering into the common stock purchase agreement, the Company entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, as long as the Company’s common stock is trading above $0.75 per share, the Company has the right over a 24-month period to sell shares of common stock to Fusion Capital from time to time in amounts ranging from $60 to $1,000, depending on certain conditions set forth in the agreement, up to an aggregate of $10,000.

In consideration for entering into the agreement, upon execution of the common stock purchase agreement the Company issued to Fusion Capital 230,074 shares of the Company’s common stock as a commitment fee. The common stock purchase agreement was terminated by the Company on December 4, 2009.

During the fourth quarter of 2008, the Company received a $2,550 bridge loan provided by multiple accredited investors, a portion of which was provided by related parties (See Note 18). The bridge loan was in the form of an Unsecured Debentures and accrued interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company’s common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company’s common stock. The warrants were exercisable immediately for a period of 5 years from the agreement date. The investors could elect to convert the accrued and unpaid interest into the common stock of the Company.

On January 16, 2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550 in the form of a 90-day bridge loan. The original maturity date of such loans was January 12, 2009, and the maturities were extended by an additional 90 days.  The investors made such extensions pursuant to Debenture Modification and Extension Agreements which called for an extension of the loans for 90-days after their original 90-day terms.   During the first quarter of 2009, the Company paid off $100 associated with the bridge loan. On April 16, 2009 and on July 16, 2009, the Company received extensions from the accredited investors through July 14, 2009 and August 14, 2009. On December 11, 2009, the Company entered into a restructuring agreement with the bridge loan secured lenders and as part of the restructuring, the bridge note holders were paid $700 in cash and received a note for $900 with interest payable at 6% annually. The interest is paid quarterly and the principal is due quarterly starting in the second year of the loan. The bridge note holders forgave all principle and interest due under the original notes and received 877,511 shares of preferred stock.

In March 2009, the Company completed a private placement offering to accredited investors. Investors purchased units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The Company received investments in aggregate of $1,315 which were held in an escrow account until April 29, 2009. The Company used the proceeds to pay operating expenses and to fulfill immediate inventory requirements. Of the $1,315 proceeds received, $25 was used for legal expenses while $60 was paid to the brokers who assisted with the offering. On December 11, 2009, the Company entered into a restructuring agreement with the secured debenture holders and as part of the restructuring the secured debenture holders received interest due under the 12% debenture and a note for $821 which bears interest at an annual rate of 6%. The note and accrued interest are due at the end of 24 months. The secured debenture holders also received 119,694 shares of preferred stock and forgave previously issued debt.

On October 9, 2009, the Company received total commitments for a $500 loan in the form of 2009 Convertible Promissory Notes provided from a group of accredited investors. The Company repaid the Investors the loan in full on December 2, 2009, in a timely manner pursuant to the terms of such Loan.

Due to the worldwide economic downturn, the Company continues to experience difficulty raising capital to finance ongoing operations. The difficulty in raising capital during this severe economic downturn was compounded by the fact that the Company’s largest shareholder, The Petters Group Worldwide and in particular Thomas J. Petters, was the subject of a Federal investigation. Although the Company is not controlled by the neither Petters Group Worldwide, nor does Thomas J. Petters have any control over the Company’s management or day to day operations, the investigation negatively impacted the Company’s financing efforts. Mr. Petters was convicted of 20 counts of mail and wire fraud in December of 2009.

In the fourth quarter of 2009 the Company received commitments to purchase 1,700,000 shares of preferred for $3,750 from accredited investors many of which had invested in the previous bridge loan and convertible debentures. The Company raised an additional $500 during the first quarter of 2010. These proceeds were used to pay the October 9, 2009 $500 loan, to restructure the bridge loan and convertible debenture, pay the $700 owed to the bridge loan holders, pay down vendor balances and to fund operations.

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output.

Throughout 2009 negotiations with vendors were undertaken and for the most part successfully completed with all creditors to partially settle outstanding balances and or establish extended payment terms.

Despite the debt restructuring and preferred stock issuance, there is no assurance that the Company’s cash flows will be sufficient to meet cash requirements. As a result of these conditions, there exists substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to be successful in increasing revenue, raising additional capital and securing adequate financing and there is no assurance that we will be successful in these efforts, therefore there is substantial doubt as to our ability to have sufficient cash to meet our operating requirements and continue as a going concern. The accompanying consolidated financial statements do not reflect adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Contractual Obligations

As of December 31, 2009, our contractual obligations consisted of the $2,795 long term loan and operating leases.

The operating lease consists of base rent for our combined corporate office and distribution facility. Under the lease we also pay additional rent for our proportionate share of real estate taxes and other operating expenses.

Minimum payments for long-term debt and operating leases are as follows:

			Total
Year	Loans	Leases	Amount
2010	$-	$194	$194
2011	832	210	1,042
2012	1,072	222	1,294
2013	-	228	228
2014	-	37	37
Total	$1,904	$891	$2,795

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K, promulgated by the SEC.

Inflation

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the near future. There can be no assurances, however, that our business will not be adversely affected by inflation.

Recent Pronouncements

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued guidance that was codified in Topic 820, “Fair Value Measurements and Disclosure,” of the ASC which established a common definition for fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. In January 2008, the FASB delayed the effective date of this standard by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this standard for these nonfinancial assets and liabilities in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2008, the FASB issued guidance that was codified in Topic 350, “Intangibles — Goodwill and Other,” of the ASC which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued guidance that was codified in Topic 855, “Subsequent Events” of the ASC which established principles and disclosure requirements for subsequent events, which are defined as events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this guidance in the second quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), an update to Topic 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820. This guidance became effective in the first reporting period after issuance, which for the Company was the fourth quarter of 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

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

See Item 15 (a)

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

Based on our evaluation under the framework Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The following table sets forth our executive officers and directors, their ages and position(s):

Name	Age	Position
Patrick L Neville	63	President, Chief Executive Officer and Director
Timothy E. Takesue	41	EVP, Account Management
Miguel A. Martinez, Jr.	55	Chief Financial Officer and Secretary
Amy Powers	34	Vice President, Technology
Steven Sjoblad	60	Chairman of the Board
Casey L. Gunnell	62	Director
Kenneth J Roering	67	Director
Donald Miller	69	Director
Jeffry Parell	53	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. Because our Certificate of Incorporation calls for a staggered board, the terms of half of the current directors will expire at our annual meeting in 2010. On February 13, 2007, Steven Sjoblad was appointed Chairman to the Board of Directors by the existing directors. Officers serve at the discretion of the Board of Directors.

Patrick L. Neville was appointed as the Company’s Chief Executive Officer as of March 1, 2010. Mr. Neville is a proven leader who has developed, re-engineered and rolled out many successful business concepts. From 1997 to 2008, Mr. Neville was President, Chief Executive Officer and Vice Chairman of Beautyfirst/Purebeauty of Wichita, Kansas. At Beautyfirst/Purebeauty, Mr. Neville spear-headed strategic planning and had management responsibility for approximately 2,200 employees, operating more than 120 stores, across the United States, with annual sales exceeding $120,000,000. He successfully oversaw the sale of Beautyfirst/Purebeauty. Since 2008, Mr. Neville has been the President and Chief Executive Officer of Paradigm Advisory Group LLC in Wichita, Kansas. Paradigm provides advisory services with emphasis on crisis management, CEO coaching and restructurings of E-commerce, wholesale, retail and manufacturing companies ranging from start-ups to those with revenues exceeding $500,000,000. Mr. Neville has also served as a member of the Board of Directors, speaker and consultant to the Chicago Apparel Center, Men’s Retail Association, National Retail Federation, L.B.A. National Buying Group, is currently serving on the Board of Directors of the International Salon Spa Business Network and is an Accredited Associate of the European based Institute for Independent Business.

Timothy E. Takesue has over 21 years of experience in various capacities involving product sourcing, retail management and marketing, mail order product sourcing, merchandising, direct selling product sourcing, and e-commerce. On December 29, 2005, Mr. Takesue was named Executive Vice President, Merchandising. In 1997, Mr. Takesue joined uBid, Inc. as a member of the original management team of officers. During his tenure with uBid, Inc., he has served in various positions including vice president of merchandising, senior vice president of merchandising and sales, interim CEO and acting chief marketing officer. Mr. Takesue became Executive Vice President, Account Management in April 2003. Mr. Takesue was a part of the officer team that led uBid, Inc. in the 1998 IPO, 1999 secondary offering, and subsequent sale in 2000 to CMGI and purchase from CMGI in 2003. Mr. Takesue attended Wayne State University in Detroit, Michigan.

Miguel A. Martinez, Jr. was named Chief Financial Officer in January 2008, prior to that he was Vice President of Finance of uBid.com Holdings, Inc. He has served as Vice President of Finance of uBid, Inc. since February 2005. He was appointed as Secretary of uBid.com Holdings, Inc. in January 2006. Mr. Martinez brings over 20 years of financial management experience to uBid. Before joining uBid, from March of 1999 to November 2004, Mr. Martinez was senior vice president and chief financial officer with Hartford Computer Group, a leading PC manufacturer, distributor and service company. Mr. Martinez is a certified public accountant and received a BBA degree from Loyola University in Chicago, Illinois.

Amy Powers is the Company’s Vice President of Technology, and is responsible for directing strategic and tactical technology planning for the enterprise. Ms. Powers previously served as the Company’s Development Manager. Prior to joining the Company in 2003, Ms. Powers worked as an independent contractor largely in the retail sector as a developer. She holds an Applied Information Technology degree from Information Technology Institute, Halifax, Nova Scotia and a B. S. degree from Dalhousie University.

Steven Sjoblad Chairman of the Board is the CEO of Captira Analytical, a software, data and analytics firm. Mr. Sjoblad brings more than thirty five years of corporate strategy and marketing expertise to the Company. Mr. Sjoblad spent nineteen years building Fallon McElligott, one of the world’s preeminent advertising agencies, where he guided global strategy. He was an original member of the firm and served as its president.

Casey L. Gunnell Director, Chairman of Audit Committee has thirty five years of broad business experience and over twenty five years in Senior Executive positions in entrepreneurial and rapid growth sales based companies. Mr. Gunnell has held pivotal operational and financial positions in startup, turnaround and mature organizations.

Dr. Kenneth J. Roering Director is currently Professor of Marketing in the Carlson School of Management of the University of Minnesota and Executive Vice President, Strategic Management, Marshall BankFirst Corp. He occupied the prestigious Pillsbury Company-Paul S. Gerot Chair in Marketing from 1983-2002. He served as Chairman of the Marketing Department at the University of Minnesota for five years and prior to that at the University of Missouri.

Donald Miller Director spent 39 years building Schwan’s Enterprises from a few million in sales to a few billion with over 18,000 employees. Mr. Miller worked for Schwan’s Enterprises from 1962 to 2007, primarily as CFO. He was appointed to the Board of Directors on January 1, 2008. He is currently the Chairman of the Finance Committee and a member of the Audit and Risk Committees at Schwan’s Enterprises.

Jeffry Parell Director is the Senior Vice President, We Car, Enterprise Holdings, Inc.
After successful transition of the National and Alamo brands to the Enterprise Holdings company, named Senior Vice President of the new car sharing brand.  Serving as the brand executive and leader in day-to-day operations.

Item 11.   Executive Compensation

The table below sets forth, for the 2009, 2008 and 2007 calendar years, the compensation earned by our Chief Executive Officer and the three other most highly compensated executive officers who received annual compensation in excess of $100,000. Such officers are referred to herein as our “Named Executive Officers.”

This compensation discussion and analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, our principal financial officer and our three other most highly compensated executive officers (collectively, the “Named Executive Officers”) that will place in perspective the information contained in the tables that follow this discussion.  Following the CD&A is the Compensation Committee Report, compensation tables describing compensation paid in 2009, grants of plan-based awards, and outstanding equity awards held by our Named Executive Officers at fiscal year end.  At the end, we have provided information concerning pension benefits and change-in-control agreements, a compensation table for our non-employee directors, and compensation committee interlock information.

Overview

The compensation payable to Messrs. Takesue, Martinez and Ms Powers for fiscal years 2009 is set forth in their employment agreements with the Company.  Messrs. Takesue, Martinez and Ms. Powers are provided with the same benefits that are available to all of Enable Holdings’ salaried employees, as described more fully below.

Objectives of Compensation

The compensation for our Named Executive Officers was determined to attract and retain talented and productive executives who are motivated to protect and enhance the long-term value of the Company for its stockholders.  The objective is to tie compensation to business and individual performance and to provide total compensation competitive with our peers.  Our compensation levels are reviewed in light of publicly-available information on compensation paid by companies in our industry that are similar to us, taking into account our size.  The Compensation Committee members of the Board of Directors (the “Committee”) administer our compensation decisions.  The Committee has not adopted any formal policies for allocating compensation among salaries, bonuses and equity compensation.  As part of its consideration, the Committee reviews and discusses market data.  The Committee may retain a compensation consultant to advise the Committee on recommended form and amount of compensation, and did retain a consultant in 2009 to assist the Company in its restructuring.

Overview of 2009 Executive Compensation

We have entered into executive employment agreements with our President and Chief Executive Officer, our Executive Vice President of Merchandising our Chief Financial Officer  and our Vice President of Technology and Commerce.

Patrick L. Neville – Chief Executive Officer

On March 1, 2010, we entered into an executive employment agreement with Mr. Neville which provides for an initial annual base salary of $180,000 for the first 12 months of the agreement and thereafter the Company’s Board of Directors shall review on a yearly basis and the Board shall determine if the base salary shall increase and the amount of any such increase shall be at the Board’s sole discretion

Under the agreement, Mr. Neville received options to purchase up to 1,000,000 shares of common Stock under the 2005 Equity Incentive Plan, with a vesting schedule of 1/4 of the options vesting on the 12 month anniversary of the date of the grant, 1/4 of the options vesting on the 24 month anniversary of the date of grant and the remaining 1/4 on the 36 month anniversary of the date of grant and 1/4 vesting on the 48 month anniversary. The option grant is subject to stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock. The agreement provided that all options would vest immediately upon a change of control of the Company.

Timothy E. Takesue - Executive Vice President of Merchandising

On December 29, 2009, we entered into an executive employment agreement with Mr. Takesue which provides for an initial annual base salary of $120,000.Under the agreement, Mr. Takesue agreed to surrender all outstanding options and warrants.

Miguel A. Martinez, Jr. - Vice President Chief Financial Officer

On December 29, 2009, we entered into an executive employment agreement with Mr. Martinez which provides for an initial annual base salary of $120,000.Under the agreement, Mr. Martinez agreed to surrender all outstanding options and warrants.

Amy Powers. - Vice President Technology and Commerce

On December 29, 2009, we entered into an executive employment agreement with Ms. Powers which provides for an initial annual base salary of $120,000.Under the agreement, Ms. Powers agreed to surrender all outstanding options and warrants.

Base Salary

Base salary for Mr. Neville was approved in the employment agreement entered into in March 2010 based on his position and level of responsibility, individual performance, and market practices.

Base salary for Mr. Takesue was approved in the employment agreement entered into in December 2009 based on his position and level of responsibility, individual performance, and market practices.

Base salary for Mr. Martinez was approved in the employment agreement dated December, 2009 based on his position and level of responsibility, individual performance, and market practices.

Base salary for Ms. Powers was approved in the employment agreement dated December, 2009 based on his position and level of responsibility, individual performance, and market practices.

2005 Equity Incentive Plan

Also on December 15, 2005, our board approved and adopted the 2005 Equity Incentive Plan.  The 2005 Equity Incentive Plan is an equity-based compensation plan to provide incentives to, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers.  The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock awards (collectively, “Incentive Awards”) to our present and future employees, consultants, directors, and other third party service providers. At December 31, 2009 all outstanding options were canceled.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee has concluded that the Compensation Discussion and Analysis.

Members of the Compensation Committee:
Steven Sjoblad (Chair)
Donald Miller
Jeffry Parell

Summary Compensation Table

The table below sets forth certain information regarding compensation paid during the last three fiscal years to Enable Holdings’ Named Executive Officers.  Named Executive Officers include persons serving as Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) during fiscal 2009; executive officers who were serving as of December 31, 2009, received total compensation in excess of $100,000 for fiscal 2009 and, excluding the Chief Executive Officer, were among our three most highly compensated individuals (the “Most Highly Compensated Officers”); and additional individuals who would have been included as the Most Highly Compensated Officers but for the fact they were not serving at the end of the year.

(1)
The restricted stock award amounts represent the fair value amounts expensed in the respective years. See footnote 17 to the financial statements in our Annual Report on Form 10-K for the pricing assumptions used in determining the fair value of the awards.

(2)	Includes $1,500 Company match for the 401(k) savings plan paid to Mr. Takesue, Mr. Martinez and Ms. Power in 2008 and 2007.

				Awards		Payouts
Named				Other		Securities		Non - Equity
Executive				Annual	Restricted	Underlying		Incentive
Officer				(2)	Stock	Options/	Option	Plan	All Other
& Principal	Annual Compensation			Compensation	Award	SARs	Awards	Compensation	(3)
Position	Year	Salary	Bonus	($) (2)	(s) ($)	(#)	($)	($)	Compensation

Jeffrey Hoffman (1)	2009	360,500	-	-	-	-	-	-	38,000
President and Chief	2008	350,000	33,000	-	-	-	-	-	-
Executive Officer	2007	95,577	-	-	-	-	-	-	19,000
Timothy E. Takesue	2009	244,474	-	-	-	-	-	-	-
Executive Vice	2008	275,000	-	1,500	98,334	-	-	-	-
President, Merchandising	2007	274,135	-	1,500	-	-	-	-	-
Miguel A. Martinez, Jr.	2009	183,564	-	-	-	-	-	-	-
Vice President	2008	195,131	-	1,500	14,750	-	-	-	-
Chief Financial Officer	2007	165,673	-	1,500	-	-	-	-	-
Amy Powers	2009	124,895	-	-	-	-		-	-
Vice President,	2008	120,279	-	1,500	1,475	-		-	-
Technology & Commerce	2007	93,229	-	1,500	-	-		-	-

(1) Mr. Hoffman resigned Effective December 22, 2009
(2) Represents Company matched 401K contribution amount
(3) Represent relocation payments

Grants of Plan-Based Awards

All outstanding options were canceled effective December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

There were no outstanding options at December 31, 2009. No options were exercised during the year ended December 31, 2009.

Retirement and Benefit Plans

Our Named Officers participate in the same retirement and benefit plan as all of our salaried employees.

Change-in-Control Agreements

Mr. Takesue’s employment agreement provides that if Mr. Takesue is terminated by us without cause, or if Mr. Takesue terminates the agreement for good reason, including a change of control that results in the termination of Mr. Takesue’s employment with us or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of two months of his annual base salary at the time of such termination and all health insurance coverage for a period of 2 months following termination.

Mr. Martinez’s employment agreement provides that if Mr. Martinez is terminated by us without cause, or if Mr. Martinez terminates the agreement for good reason, including a change of control that results in the termination of Mr. Martinez’s employment with us or a material adverse change in his duties and responsibilities, he will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of two months of his annual base salary at the time of such termination and all health insurance coverage for a period of 2 months following termination.

Ms. Powers’s employment agreement provides that if Ms. Powers is terminated by us without cause, or if Ms. Powers terminates the agreement for good reason, including a change of control that results in the termination of Ms. Powers’s employment with us or a material adverse change in her duties and responsibilities, she will be entitled, after execution of our standard separation and release agreement, to severance payments in the amount of two months of her annual base salary at the time of such termination and all health insurance coverage for a period of 2 months following termination.

Named Executive Officer	Cash Severance Multiple	Continuation of medical and dental benefits (1)
Patrick L. Neville	6 Months ($90,000)	6 Months
Timothy E. Takesue	2 Months ($20,000)	2 Months
Miguel A. Martinez, Jr.	2 Months ($20,000)	2 Months
Amy Powers	2 Months ($20,000)	2 Months

(1) Effective after December 31, 2009

Compensation to Non-Employee Directors

For the fiscal year ended December 31, 2009, the Chairman of the Board, Mr. Sjoblad, received aggregate annual compensation of $13,600.  As Chairman of the Board, Mr. Sjoblad has an annualized compensation of $35,000 plus additional compensation for committee memberships.  Each director on the Company’s Board of Directors receives annual compensation of $25,000 plus additional compensation for committee memberships for 2009 paid quarterly.  The Company separately pays for attendance at regular meetings and telephonic calls.  Directors receive an option to purchase 50,000 shares of common stock upon appointment to the Board.  The exercise price of these options is priced on the date of the grant and the option vests over 16 equal quarterly installments. The Board fees for the last three quarters of 2009 have not been paid as of March 15, 2010.

2009 Director Compensation Table

The following table sets forth certain information regarding compensation paid to and earned by the non-employee directors who served on Enable Holding’s Board of Directors during the fiscal year 2009. Messrs Miller and Parell joined the Board of Directors in March, 2010.

Director Compensation

	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($)	Options Awards	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Sjoblad	$26,900	-	-	-	-	-	$26,900

Dr. Kenneth J. Roering	23,650	-	-	-	-	-	23,650

Casey L. Gunnell	24,400	-	-	-	-	-	24,400

(1)	All outstanding options were canceled on December 31, 2009.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of the 2009 fiscal year end were Steven Sjoblad (Chair) and Dr. Kenneth J. Roering.  None of the members of the Compensation Committee during fiscal 2009 is or was an officer or employee of the Company or any of its subsidiaries.  During 2009, no executive officer of the Company served as a director or member of the compensation committee of any other entity which had an executive officer serving as a member of our Board or the Compensation Committee of our Board.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           The information required by Item 12 is incorporated herein by reference to the sections entitled “principal Stockholders,” and Equity Compensation Plan,” which appears in our definitive proxy statement for our 2010 Annual Meeting.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance – Independence” and “Certain Transactions and Business Relationships,” which appears in our definitive proxy statement for our 2010 Annual Meeting.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the sections entitled “Audit Fees,” which appears in our definitive proxy statement for our 2010 Annual Meeting.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(2) Consolidated Financial Statement Schedules.

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits required by Item 601 of Regulation S-K. (Note: Management contracts and compensatory plans or arrangements are identified with a “+”.)

Independent Auditors’ Report

Board of Directors and stockholders
Enable Holdings, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Enable Holdings, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enable Holdings, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has a working capital deficit, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 31, 2010

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except per share data)

	December 31,
	2009	2008
Assets

Current Assets
Cash and cash equivalents	$1,018	$99
Restricted investments	-	462
Accounts receivable, less allowance for doubtful accounts of $3 and $635, respectively	200	820
Merchandise inventories, less reserve for obsolescence of $25 and $548, respectively	433	2,274
Reserve deposit	569	-
Prepaid expenses and other current assets	172	384

Total Current Assets	2,392	4,039

Property and Equipment, net	2,337	2,143
Purchased Intangible Assets, net	202	202

Total Assets	$4,931	$6,384

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Accounts payable	$6,977	$4,016
Bridge loan payable, net of discount of $987	-	1,563
Accrued expenses:
Product cost	-	619
Other	1,458	692
Due to former Bridge Note holder	700	-
Deferred rent	42	30
Flooring facility	535	370

Total Current Liabilities	9,712	7,290
Long-term notes payable	1,904	-
Shareholders' Equity (Deficit)
Common stock, $.001 par value (200,000,000 shares authorized as of December 31, 2009 and December 31, 2008; 19,726,678 and 18,826,678 shares issued and outstanding, respectively as of December 31, 2009 and December 31, 2008)	$22	$20
Preferred stock, $.002 par value (2,497,205 issued and outstanding)	5	-
Stock Subscription receivable	(1,354)	-
Treasury stock, 2,135,550 shares of common stock	(2,242)	(2,242)
Stock warrants	-	10,249
Additional paid-in-capital	50,625	39,368
Accumulated deficit	(53,741)	(48,301)

Total Shareholders' Equity (Deficit)	$(6,685)	$(906)

Total Liabilities and Shareholders' Equity (Deficit)	$4,931	$6,384

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Operations
(Dollars in Thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net Revenues	$18,128	$31,579	$43,061
Cost of Revenues	13,696	26,992	33,333

Gross Profit	4,432	4,587	9,728

Operating Expenses
General and administrative	11,329	15,805	13,255
Sales and marketing	906	2,820	3,753
Total operating expenses	12,235	18,625	17,008

Loss From Operations	(7,803)	(14,038)	(7,280)
Interest (Expense) Income, net	(2,219)	(1,978)	179
Miscellaneous (Expense) Income	(183)	(24)	60
Gain on debt Restructuring	2,737	-	-

Net Loss	$(7,468)	$(16,040)	$(7,041)

Net Loss per share - Basic and Diluted	$(0.38)	$(0.87)	$(0.37)

Weighted Average Shares - Basic and Diluted	19,546,183	18,492,477	18,864,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENABLEHOLDINGS, INC. and Subsidiaries
Consolidated Statement of Shareholders' Equity (Defecit)
(Dollars in Thousands, except per share data)

	Common Stock		Preferred Stock		Stock	Paid-in	Treasury Stock		Subscriptions	Accumulated
	Shares	Dollars	Shares	Dollars	Warrant	Capital	Shares	Dollars	Receivable	Deficit	Total
Balance, January 1, 2007	20,333,333	$20	-	$-	$8,086	$36,848	-	$-	$-	$(25,219)	$19,735
Stock compensation expense	-	-	-		-	400	-	-	-	-	400
Common stock and warrants repurchase	(2,135,550)	-	-		-	-	2,135,550	(2,242)	-	-	(2,242)
Net Loss	-	-	-		-	-	-	-	-	(7,041)	(7,041)
Balance, December 31, 2007	18,197,783	$20	-	$-	$8,086	$37,248	2,135,550	$(2,242)		$(32,260)	$10,852
Stock compensation expense	-	-	-	-	-	1,723	-	-	-	-	1,723
Common stock issuance (1,2,3)	628,895	-	-	-	-	552	-	-	-	-	552
Warrant issuance (4,5)	-	-	-	-	2,163	(156)	-	-	-	-	2,007
Net Loss	-	-	-	-	-	-	-	-	-	(16,040)	(16,040)
Balance, December 31, 2008	18,826,678	$20	-	$-	$10,249	$39,367	2,135,550	$(2,242)	$-	$(48,300)	$(906)
Cumulative effect of change in accounting principle – 1/1/2009 reclassification of equity linked financial instruments to derivative liabilities (6)	-	-	-	-	(7,486)	5,386	-	-	-	2,027	(73)
Stock compensation expense	-	-			-	632	-	-	-	-	632
Common stock issuance (7)	900,000	2	-	-	-	269	-	-	-	-	271
Warrants issued for services (8)	-	-	-	-	765	(68)	-	-	-	-	697
Warrants issued in conjunction with debt (9)	-	-	-	-	623	-	-	-	-	-	623
Preferred stock issuance (10)	-	-	1,500,000	3	-	3,747	-	-	(1,354)	-	2,396
Warrants surrendered (11)	-	-	-	-	(77)	-	-	-	-	-	(77)
Expired warrants (12)	-	-	-	-	(600)	600	-	-	-	-	-
Warrants cancelled in conjunction with restructure (13)	-	-	-	-	(3,474)	2,497	-	-	-	-	(977)
Conversion of debt to preferred stock (13)	-	-	997,205	2	-	(1,805)	-	-	-	-	(1,803)
Net Loss	-	-	-	-	-	-	-	-	-	(7,468)	(7,468)
Balance, December 31, 2009	19,726,678	$22	2,497,205	$5	$-	$50,625	2,135,550	$(2,242)	$(1,354)	$(53,741)	$(6,685)

(1) 150,000 shares of common stock issued for the acquisition of www.redtag.com URL at $1.35/share.

(2) 230,074 shares of common stock issued as a commitment fee at $1.52/share.

(3) 248,821 shares of restricted common stock issued in exchange for previously issued stock options. 767,000 stock options were converted into a total of 255,657 shares of restricted common stock, of which 248,821 are vested and 6,836 are forfeited, as of December 31, 2008. The stock options were cancelled upon issuance of such restricted

(4) Issued warrants to purchase 90,000 shares of common stock to an investor relations company. The face value of the warrants is $188, of which $156 was allocated to paid in capital, based on a $32 fair value.

(5) Issued warrants to purchase 41,450,000 shares of common stock in conjunction with the issuance of Bridge Loan. The fair value of the warrants of $8,700 was allocated to warrants and the debt based on the relative fair value of each. The fair value allocated to the warrants is $1,975.

(6) Reclassify warrants from equity to liability. See Note 3 for additional discussion

(7) Issued 900,000 shares of common stock to an investor relations firm for services.

(8) Warrants issued to purchase 150,000 shares of common stock at $0.10 per share.

(9) Warrants to purchase 5,260,000 shares of common stock at $0.25 were issued in conjunction with a 12% convertible debenture.

(10) Issued 1,500,000 shares of preferred stock in a private placement offering to accredited investors. In this offering, the Company sold 1,500,000 shares at $2.50  per share for an aggregate proceeds of $3,750. At December 31, 2009 $1,354 was recorded as a subscription receivable. (See Note 16)

(11) Warrants of 1,600,000 were surrendered by a Bridge Loan investor and cancelled.

(12) Warrants to purchase 333,333 shares of common stock at $4.50 per shareexpired and were canceled.

(13) During the fourth quarter the Company restructured its outstanding debt. In conjunction with the restructuring warrants were canceled and debt was converted to shares of preferred stock. (see Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in Thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net loss	$(7,468)	$(16,040)	$(7,041)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	578	531	876
Loss on disposal of fixed assets	110	-	-
Provision for bad debts	(632)	168	251
Non-cash stock compensation expense	632	1,723	400
Non cash gain on debt restructuring	(2,737)	-	-
Interest on warrants issued 90 day Bridge Loan	1,036	988	-
Common stock and warrants issued for services	966	32	-
Loss on derivitive liability	8	-	-
Commitment fee	-	350	-
Changes in assets and liabilities:
Accounts receivable	1,352	(340)	911
Merchandise inventories	1,841	2,882	(1,102)
Prepaid expenses and other current assets	(700)	375	430
Accounts payable	2,961	1,250	526
Accrued expenses	(495)	170	(245)
Deferred rent	12	(228)	193

Net cash used in operating activities	(2,536)	(8,139)	(4,801)

Cash Flows From Investing Activities
Capital expenditures	(883)	(1,842)	(182)
Change in restricted cash	462	(250)	-
Change in restricted investments	-	-	2

Net cash used in investing activities	(421)	(2,092)	(180)

Cash Flows From financing Activities
Change in flooring facility	165	56	162
Proceeds from issuance of preferred stock	2,396	-	-
Common stock and warrant repurchase	-	-	(2,242)
Proceeds from convertible debenture	1,315	-	-
Proceeds from 90 day Bridge Loan	-	2,550	-

Net cash provided by (used in) financing activities	3,876	2,606	(2,080)

Net Decrease in Cash and Cash Equivalents	919	(7,625)	(7,061)

Cash and Cash Equivalents, beginning of period	99	7,724	14,785

Cash and Cash Equivalents, end of period	$1,018	$99	$7,724

Supplemented Cash Flow Disclosure
Cash paid for interest	$467	$425	$260
Non-cash Investing Activity[1]	-	203	-
Warrants and stock issued as stock issuance costs	-	-	2,907

1  Issuance of common stock for www.RedTag.com URL

The accompanying notes are an integral part of these consolidated condensed financial statements.

Enable Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, except per share data)

1. Organization and Operations

Enable Holdings, Inc. (the “Company” or “Enable”), formerly uBid.com Holdings, Inc., operates leading on-line websites that enable itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers. Through the Company’s websites, located at www.uBid.com and www.RedTag.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, house wares, watches, jewelry, travel, sporting goods, home improvement products and collectibles. The Company’s marketplace employs a combination of auction style and fixed price formats.

During the first quarter of 2008, Enable Holdings commenced it efforts to change its business model. Concurrent with this change, the Company changed its name to Enable Holdings and reorganized the segments based on the business units. Each segment provides a combination of seller solutions for sellers to efficiently liquidate their inventory. The segments are listed below:

1.	uBid.com: Our flagship website, which has operated for 12 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction price format.

2.	RedTag.com: Our fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

3.	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

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
Activity relating to the allowance for doubtful accounts is summarized as follows:

December 31,	2009	2008	2007

Balance, beginning of year	$635	$467	$215

Charged to costs and expenses	24	340	282
Write-offs, retirements and recoveries	(656)	(172)	(30)

Balance, end of year	$3	$635	$467

Merchandise Inventories

Merchandise inventories consist of merchandise purchased for resale and are valued at the lower of specifically identified cost or market. The Company establishes allowances for damaged, excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at cost and depreciated/amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

Furniture and Fixtures	7 years
Computer equipment	3 years
Leased telecommunications equipment	3 years
Vehicles	5 years
Leasehold improvements	Life of lease

Maintenance and repairs are charged to expense as incurred. Major betterments are capitalized and depreciated over the remaining useful lives of the respective assets. Gains and losses on disposal of assets are credited or charged to income.

Purchased Intangible Assets

Each reporting period, the Company will evaluate the useful life of intangible assets to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed in accordance with ASC 350. No impairment was recorded at December 31, 2009 or 2008.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the remaining useful life of any long-lived assets may warrant revision or that the remaining carrying value of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. No impairment has been recognized for the years ended December 31, 2009 and 2008.

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

For cost recovery sales, the Company is responsible for conducting the auction for merchandise owned by the Company, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable.  The Company recognizes revenue when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

For sales of merchandise under managed supply agreements, the Company is responsible for conducting the auction for merchandise owned by third parties, billing the customer, arranging for a third party to complete delivery to the customer, processing merchandise returns and collecting accounts receivable. CM is identical to managed supply sales, except that the Company is not responsible for conducting the auctions. The Company bears no physical inventory loss or returns risk related to these sales. The Company records commission revenue at the time of shipment. Commission revenue recognized under managed supply and CM arrangements were $4,868, $4,544, and $5,533 for the periods ended December 31, 2009, 2008 and 2007, respectively.

Shipping and Handling Costs

Shipping costs that are billable to the customer are included in revenue and all shipping costs that are payable to vendors are included in cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs are included in general and administrative expenses and for the years ended December 31, 2009, 2008 and 2007 were $241, $551 and $560, respectively.

Merchandise Return Policy

The Company’s return policy, for all selling arrangements, is that merchandise sold by the Company can be returned within 15 days. Returns are subject to a 15% restocking fee which are included in revenues. Restocking fees for the periods ended December 31, 2009, 2008 and 2007 were $26, $26, and $62, respectively. However, the Company, although not obligated to do so, may accept merchandise returns outside the 15-day period if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. The Company provides an accrual for estimated future returns at the time of shipment based on historical experience.

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

Total advertising costs included in Sales and Marketing expense in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 were $992, $1,784 and $3,241, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted ASC Topic 718, “Stock Based Compensation”. This pronouncement requires companies to measure the cost of employee service received in exchange for a share-based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. There were no options granted prior to December 29, 2005. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statements of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years. The total compensation expense related to the stock option plan for the years ended December 31, 2009, 2008 and 2007 was $632, $1,723 and $400, respectively.

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

Net Loss Per Share

The Company computes loss per share under ASC 260, “Earnings Per Share.” The statement requires presentation of two amounts: basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share includes all common stock equivalents unless anti-dilutive.

           Due to losses in each period presented, the Company has not included the following common stock equivalents in its computation of diluted loss per share as their input would have been anti-dilutive.

December 31,	2009	2008	2007
Shares subject to stock warrants	-	44,862,398	3,232,939
Shares subject to stock options	-	1,568,500	1,984,100
	-	46,430,898	5,217,039

 New Accounting Pronouncements

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued guidance that was codified in Topic 820, “Fair Value Measurements and Disclosure,” of the ASC which established a common definition for fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. In January 2008, the FASB delayed the effective date of this standard by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this standard for these nonfinancial assets and liabilities in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2008, the FASB issued guidance that was codified in Topic 350, “Intangibles — Goodwill and Other,” of the ASC which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued guidance that was codified in Topic 855, “Subsequent Events” of the ASC which established principles and disclosure requirements for subsequent events, which are defined as events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this guidance in the second quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), an update to Topic 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820. This guidance became effective in the first reporting period after issuance, which for the Company was the fourth quarter of 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

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

In consideration for entering into the agreement, upon execution of the common stock purchase agreement the Company issued to Fusion Capital 230,074 shares of the Company’s common stock as a commitment fee. The Company issued the initial 230,074 shares as a commitment fee, at the agreed upon price of $1.52 per share, determined based on the 20-day moving average as of the agreement acceptance date of June 25, 2008. The Company filed the registration statement on September 5, 2008 and recorded the common stock transaction in the quarter ended September 30, 2008. In a letter dated October 3, 2008, the SEC notified the Company that the S-1 registration statement has been selected for review. The Company elected not to respond to the SEC notification because the stock price of the Company was trading well below the agreed upon price of $0.75. In December 2009, the Company terminated the agreement and notified the SEC that it was withdrawing the registration statement.

During the fourth quarter of 2008, the Company received a $2,550 bridge loan provided by multiple accredited investors, a portion of which was provided by related parties (See Note 18). The bridge loan was in the form of an Unsecured Debentures and accrued interest at the rate of 18% per annum. In consideration, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company’s common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company’s common stock. The warrants were exercisable immediately for a period of 5 years from the agreement date. The investors could elect to convert the accrued and unpaid interest into the common stock of the Company.

On January 16, 2009, the Company received extensions from certain accredited investors who previously made total commitments for an aggregate of $2,550 in the form of a 90-day bridge loan. The original maturity date of such loans was January 12, 2009, and the maturities were extended by an additional 90 days.  The investors made such extensions pursuant to Debenture Modification and Extension Agreements which called for an extension of the loans for 90-days after their original 90-day terms.   During the first quarter of 2009, the Company paid off $100 associated with the bridge loan. On April 16, 2009 and on July 16, 2009, the Company received extensions from the accredited investors through  July 14, 2009 and August 14, 2009.

In March 2009, the Company completed a private placement offering to accredited investors. Investors purchased 1,315,000 units, for a total of $1,315 with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, to acquire either two shares or one share of Common Stock for ten years at a purchase price of $0.25 per share. The Debentures pay interest at a rate of 12% per annum, have a term of 30 months and are convertible into the Company’s common stock at any time at the option of the investor. The Company received investment proceeds of $1,315 which were held in an escrow account until April 29, 2009. The Company used the proceeds to pay operating expenses and to fulfill immediate inventory requirements. Of the $1,315 proceeds received, $25 was used for legal expenses while $60 was paid to the brokers who assisted with the offering.

On October 9, 2009, the Company received total commitments for a $500 loan in the form of 2009 Convertible Promissory Notes provided from a group of accredited investors. The Company repaid the Investors the Loan in full on December 2, 2009, a timely manner pursuant to the terms of such Loan.

During the fourth quarter of 2009 the Company received subscriptions for 1,700,000 shares of preferred stock totaling $3,750 and entered into debt restructuring agreements with the bridge loan holders and the 12% debenture holders. At December 31, 2009, the Company had received $2,396 in cash and the remaining $1,354 was recorded as a subscription receivable.

At December 31, 2009 the bridge note holders were due $700 in cash and were issued a note for $900 that bears interest at 6% and is payable over 24 months beginning in March 2011. In addition, the note holders received 877,511 shares of preferred stock. The bridge note holders forgave all principle and interest due them under the 18% bridge notes and canceled all warrants they were previously issued. See Note 16 for details on the restructuring.

In conjunction with the restructuring, the 12% debenture note holders forgave previously issued debt and received a note for $823 that bears interest at 6% and is payable at the end of the 24 month note term. In addition, the debenture holders received 119,694 shares of preferred stock. The debenture holders received interest due on their notes through the date of the closing and canceled all warrants they were previously issued.

The holders of the October 9, 2009 Convertible Promissory note for $500 were repaid in full in a timely manner pursuant to the terms of such loan agreement.

4. Merchandise Inventories

Merchandise inventories consist of the following:

December 31,	2009	2008	2007

Merchandise Inventories	$458	$2,822	$5,565
Inventory in transit	-	-	-
Less reserves	(25)	(548)	(409)

Total	$433	$2,274	$5,156

Activity related to the inventory reserve is summarized as follows:

December 31,	2009	2008	2007

Balance, beginning of year	$(548)	$(409)	$(149)
Charged to costs and expenses	(427)	(1,404)	(431)
Write-offs	950	1,265	171

Balance, end of year	$(25)	$(548)	$(409)

5. Major Suppliers

During the year ended December 31, 2009, Hewlett-Packard Company (“HP”) accounted for 57.83%, of the Company’s inventory purchases. Amount due at December 31, 2009 included in accounts payable was approximately $3,190 to HP.

During the year ended December 31, 2008, Hewlett-Packard Company (“HP”) accounted for 38.13%, of the Company’s inventory purchases. Amount due at December 31, 2008 included in accounts payable and flooring facility was approximately $903 to HP.

During the year ended December 31, 2007, Sony and HP accounted for 25.6% and 29.7%, respectively, of the Company’s inventory purchases. Amounts due at December 31, 2007 included in accounts payable and flooring facility were approximately $404 and $527, respectively, to these vendors.

6. Property and Equipment

Property and equipment consist of the following:

December 31,	2009	2008

Computer equipment	$3,837	$1,523
Leased telecommunications equipment	42	-
Furniture and fixtures	5	95
Leasehold improvements	-	511
Vehicles	23	-
Construction in Progress	-	1,479

Less accumulated depreciation	(1,570)	(1,465)

Total	$2,337	$2,143

Computer equipment increased in 2009 due to the implementation of Microsoft AX Dynamics software to replace our current ERP system as well as other related consulting expenditures. The implementation costs were classified as construction in progress in 2008.

Depreciation and amortization expense was $578, $531 and $876 for the years ended December 31, 2009, 2008 and 2007, respectively.

7. Purchased Intangible Assets

During 2008, the Company purchased an internet domain name or Universal Resource Locator or URL, www.redtag.com, from a holder of greater than 5% of our voting common stock. The URL has an indefinite useful life and thus the intangible asset need not be amortized. Each reporting period, the Company will evaluate the useful life of the intangible asset to determine whether events and circumstances continue to support an indefinite useful life, and record impairment if needed. No impairment was recorded as of December 31, 2009. The carrying value of the URL as of December 31, 2009 was $203.

During 2006, the Company purchased certain intangible assets consisting of a trademark and customer list totaling approximately $723. Total amortization for the years ended December 31, 2009, 2008 and 2007 was $0, $107 and $495, respectively. The trademark and customer list were fully amortized at of December 31, 2008.

8. Flooring Facility

During, 2008 and 2007, the Company maintained a short-term secured flooring facility with IBM (the “Flooring Facility”), respectively, whereby IBM made payments on behalf of the Company to its vendors. Under the terms of the agreement, the Flooring Facility does not bear interest if outstanding balances are paid within the terms specific to each vendor; otherwise, interest is accrued on outstanding balances at the prime rate plus 6.5%. The Company accounts for all Flooring Facility purchases as a financing cash inflow, with a corresponding cash outflow for the increase in its inventory. Upon repayment, the cash outflow is reported as a financing activity. The net effect on operating cash flow is the amount of gross profit generated. Interest expense for the years ended and December 31, 2008 and 2007 relating to the Flooring Facility was $44 and $102, respectively.

December 31,	2009	2008	2007
Face Value	$535	$370	$317

Less discount	-	-	(3)

Present Value	$535	$370	$314

During 2008 and 2007, the Flooring Facility was secured by security deposits of $500 and $1,000, respectively. (See Note 2) There are no restrictive covenants on the Flooring Facility. The IBM flooring facility was terminated in 2008 and hence there was no balance due as of December 31, 2009.

During 2009 and 2008, the Company entered into multiple short-term inventory financing arrangements with various investors. The arrangements allow the Company to finance inventory purchases for which interest is accrued at a rate of .50% per week to 1% per week. At December 31, 2009 and 2008 the liability related to such financing arrangements totaled $535 and $370 respectively.

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

On October 9, 2009, the Company received total commitments for a $500 loan in the form of 2009 Convertible Promissory Notes provided from a group of accredited investors. The Company repaid the note holders the loan in full on December 2, 2009, in a timely manner pursuant to the terms of such loan.

In connection with the Debt Restructuring discussed in Note 16, two long term notes for $900 and $823 which bear interest at a rate of 6% were issued by the Company. The first note for $900 was issued to the bridge note holders and is payable in quarterly installments starting in March, 2011, see Note 8. The second note for $823 was issued to the 12% debenture holders, interest and principle is payable on month 24 of the agreement. All previously issued debt was forgiven in conjunction with the restructuring agreement. See Note 16 for details of the restructuring.

December 31,	Note 1	Note 2	Total
Face Value	$900	$822	$1,722

Interest	83	99	182

Note Value	$983	$921	$1,904

Long term debt at December 31, 2009 matures as follows:

Year	Loan
2010	$-
2011	832
2012	1,072
2013	-
2014	-
Total	$1,904

10. Bridge Loan

During the fourth quarter of 2008, the Company received a $2,550 bridge loan provided by multiple accredited investors. The bridge loan was in the form of an Unsecured Debenture and bears interest at the rate of 18% per annum. In consideration for the loan, the investors received warrants to purchase an aggregate of 12,750,000, 25,500,000 and 3,200,000 shares of the Company’s common stock at an exercise price of $0.20, $0.10 and $0.25 per share, respectively, for an aggregate of 41,450,000 shares of the Company’s common stock. The warrants are exercisable immediately for a period of five years from the agreement date. The investors may elect to convert the accrued and unpaid interest into common stock of the Company.

The Company engaged an independent valuation company to assist in determining the fair market value of the warrants that were issued in conjunction with the bridge loan. The fair market value of the warrants was determined to be $8,752 based on a volatility range of 66.71%-83.60% and an interest rate range of 1.22%-4.08%.

Per ASC 470-20 - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), the Company recorded the fair value of the warrants using the relative fair value of the warrants and the debt. The resulting discount of $1,975 will be amortized over a period of 6 months. The Company amortized the discount over 6 months because the loan was extended for an additional period of 90 days for a total of 180 days (6 months).

During the first quarter of 2009, the Company paid off $100 associated with the bridge loan.

During the fourth quarter of 2009 the Company entered into a restructuring agreement with the Bridge note holders. As part of the restructuring, the Bridge note holders are to receive $700 in cash and were granted a $900 note to the Company payable in 24 months. The note bears interest at a 6% annual rate. The note and accrued interest are payable starting in month 15 of the closing date. The Bridge loan holders forgave previously issued debt, canceled all the warrants received and also received 877,511 shares of preferred stock.  Per ASC 470-60 – Accounting for Troubled Debt Restructuring a gain was recorded for the difference between the fair market value of the instrument issued and the fair value amount of the debt forgiven and warrants surrendered.

11. Employee Benefit Plans

Company employees participate in a 401(k) savings plan. The plan is open to all full-time eligible employees who have attained age 21 and have completed 30 days of service. Participants may make tax-deferred contributions subject to limitations specified by the Internal Revenue Code. During 2008 and 2007 employee contributions of up to 3% were matched by the Company at a rate of 50%. In 2009, the Company discontinued the match.  Employees are 100% vested in their pretax contributions at all times and become fully vested in the employer-matching contribution after two years of service. During the years ended December 31, 2008 and 2007, the Company incurred $52, and $44 of expenses, respectively, related to the 401(k) matching component of this plan. The match was discontinued in 2009.

12. Contingent Liabilities

From time to time, the Company is subject to claims and administrative proceedings, including product liability matters, resulting from the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. In addition, the Company maintains product liability insurance that is evaluated annually and considered adequate. There were no significant contingencies as of December 31, 2009.

13. Income Taxes

The income tax provision for the years presented is as follows:

Year ended December 31,	2009	2008	2007
Current provision:
Federal	$-	$-	$-
State	-	-	-
Deferred benefit	(3,291)	(5,808)	(2,791)

Benefit for income taxes	(3,291)	(5,808)	(2,791)
Less increase in valuation allowance	3,291	5,808	2,791

Income tax provision	$-	$-	$-

Year ended December 31,	2009	2008	2007
Federal income tax benefit at federal
statutory rate	$(3,051)	$(5,384)	$(2,587)
Effect of state income taxes	(240)	(424)	(204)
Increase in valuation allowance	3,291	5,808	2,791

Total	$-	$-	$-

The income tax benefit at the federal statutory tax rate is reconciled to the actual expense for income taxes for the years presented as follows:

Components of deferred income tax assets and liabilities are as follows:

December 31,	2009	2008
Deferred income tax assets
Net operating loss carryforward	$19,718	$16,106
Inventories	134	381
Stock-based compensation	1,395	1,148
Allowance for doubtful accounts	1	248
Property and equipment	8	135
Other	16	12
Gross deferred income tax assets	21,272	18,030

Deferred income tax liabilities
Prepaid expenses	(52)	(125)
Property and equipment	(25)	-
Gross deferred income tax liabilities	(77)	(125)

Net deferred income tax assets	21,195	17,905

Less valuation allowance	(21,195)	(17,905)

Net deferred income tax asset	$-	$-

The Company has estimated federal net operating loss carry forwards as of December 31, 2009 of $42,676 that has expiration dates from 2024 through 2028. Pursuant to section 382 of the Internal Revenue Code, the usage of these net operating loss carry forwards may be limited due to changes in ownership that have occurred or may occur in the future. The Company has not yet determined the impact, if any that changes in ownership have had on net operating loss carry forwards. The Company has provided a valuation allowance against all of its deferred income tax assets as it is more likely than not that the deferred income tax assets will not be realized.

14. Leases

The Company leases office space and certain equipment under operating leases expiring through 2014. Total rent expense from operating leases was approximately $523, $470, and $474 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non cancelable lease terms in excess of one year as of December 31, 2009:

Year	Amount
2010	$194
2011	210
2012	222
2013	228
2014	37
Total	$891

15. Stock Warrants

Stock warrants issued in 2005 and 2006 are described in Note 3. On March 25, 2008, the Company issued warrants to purchase 90,000 shares of its common stock to an unrelated investor relations company. The warrants are exercisable for 10 years at the exercise price of $0.55, $1.20 and $4.50, for each tranche of 30,000 warrants, respectively. These warrants were issued for services to be provided over a period of time, as indicated in the agreement and the Company expensed the entire fair value of $32 of these warrants during 2008. The estimated fair value was measured using the Black-Scholes pricing model. On March 25, 2008 the stock traded at $0.60 per share. In December 2009 as part of the overall debt restructuring, the warrants were canceled.

In the fourth quarter of 2008, the Company issued warrants to purchase 41,450,000 shares of its common stock to a group of accredited investors in conjunction with the issuance of a bridge loan. The warrants were exercisable for five years at the exercise price of $0.25, $0.20 and $0.10.  The fair value of the warrants of $8,700 was allocated to warrants and the debt, based on the relative value of each. The fair value allocated to the warrants was $1,975. The fair value of the warrants was recorded as interest expense in the fourth quarter of 2008 and in the first quarter of 2009. The Company stock traded at $0.20 to $0.38 during the October 14, 2008 to November 25, 2008 period in which the warrants were issued. In December 2009, as part of the overall debt restructuring, the warrants were canceled.

On March 15, 2009, the Company entered into an independent consulting agreement with an investor relations firm, with a term expiring May 15, 2010. The investor relations firm will represent the Company in investors’ communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company’s current and proposed activities, and to consult with management concerning such Company activities.  For undertaking the engagement, for previous services rendered and for other good and valuable consideration, the Company has agreed to issue the investor relations firm a Commencement Bonus of 900,000 shares of Common Stock and a five-year warrant to purchase 3,000,000 shares of Common Stock at $0.25 per share.  On March 15, 2009 the date the shares were issued the Company stock traded at $0.30 per share. Additionally the Company has agreed to pay the investor relations firm $8,000 cash per month, during the term of the engagement, unless terminated early. Pursuant to the terms of the engagement at no time will the investor relations firm beneficially own 5 percent or more of the Company. In November 2009 the Company canceled the contract with the investor relations firm. As part of the overall debt restructuring, the warrants were canceled.

There are no warrants outstanding as of December 31, 2009. All warrants were canceled in connection with the debt restructuring in December 2009.

16. Common Stock and Series A Convertible Preferred Stock

Common Stock

At December 31, 2009 and 2008 there were 200,000,000 shares of common stock $.001 par value authorized 19,726,678 and 18,826,678 shares issued and outstanding respectively.

Series A Convertible Preferred Stock

There are 25,000,000 shares authorized of preferred stock with preferences and rights to be determined by our board of directors. No shares were issued at December 31, 2008 and 2007. In December 2009, as part of a Debt restructuring, the Board of Directors approved the issuance of 3,000,000 preferred shares. At December 31, 2009 there were 2,497,205 shares of preferred stock issued and outstanding.

The preferred stock was issued to the Bridge note holders and the 12% debenture holders as part of a debt restructuring during the fourth quarter of 2009. The Bridge Note holders received 877,511 shares of preferred stock and forgave all previously issued debt. In addition to the receipt of preferred stock, the Bridge Note holders are to receive $700 in cash and a note for $900 which bears interest at an annual rate of 6%. The Bridge Note holders also agreed to cancel all their outstanding warrants.

In conjunction with the restructuring, the 12% debenture holders received 119,694 shares of preferred stock. In addition, they received a note for $823 which bears interest at a rate of 6% at an annual rate of 6%. The 12% debenture holders received all interest accrued and payable. The 12% debenture holders also agreed to cancel all of their outstanding warrants.

The remaining 1,500,000 shares of preferred stock were sold to accredited investors. at $2.50 per share. At December 31, 2009 we had commitments to purchase all 1,500,000 shares. We received $2,396 in cash and the remaining $1,354 was recorded as a subscription receivable. All monies were received by February 24, 2010. The preferred shares are convertible into 66.83 shares of common stock per preferred share. The preferred stock has a liquidation preference of a minimum IRR of 25% but no more than three times the investment amount.

As part of the debt restructuring, all options issued to employees under the 2005 equity incentive plan were canceled. Employees received no consideration for the cancellations.

The restructuring of the Bridge Note and 12% debenture was accounted for Per ASC 470-60 – Accounting for Troubled Debt Restructuring a gain was recorded for the difference between the fair market value of the instrument issued and the fair value amount of the debt forgiven and warrants surrendered.

17. 2005 Equity Incentive Plan

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

If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, expires and is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life. As part of the Debt restructuring in December 2009, the shares of common stock reserved for issuance under the 2005 Equity Incentive Plan were canceled. The Company plans to obtain shareholder approval to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock and to reserve additional shares for the plan at the annual shareholder meeting.

Effective January 1, 2006, the Company adopted ASC Topic 718, “Stock-Based Compensation”. This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (stock options and restricted stock) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method, the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with ASC 718, Accounting for Stock-Based Compensation. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

Stock options

Stock option activity under the Company’s 2005 Equity Incentive Plan for the year ended December 31, 2009 is summarized as follows:

Option Table:
	Shares	Weighted- Average exercise price per share
Outstanding at December 31, 2008	1,568,500	$1.18
Granted	3,928,194	$0.38
Exercised	-	-
Forfeited/Cancelled/Surrendered	(5,496,694)	$(1.18)
Converted	-
Outstanding at December 31, 2009	-	$-

Exercisable at December 31, 2009	-	$-

The fair value of the stock options granted under the Company’s 2005 Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2009	2008
Risk - free interest rate	5.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	68.0%	68.0%
Expected life (years)	6.0	6.0
Weighted average grant date fair value	$0.38	$0.89
Estimated forfeiture rate	11.7%	11.7%

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

At December 31, 2009 all options outstanding were canceled in connection with the debt restructuring (see Note 16). No compensation was received by the option holders for the cancelation.

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

Pursuant to the offer, 16,000 options were canceled and cashed out by individuals who had 500 or fewer options. There were an additional 22 individuals that tendered 767,000 options for an aggregate of 255,667 shares of restricted common stock of which 169,277 are vested.

There are no unvested shares of restricted common stocks outstanding as of December 31, 2009.

Stock –based Compensation Expense

Stock-based compensation expense recognized, related to the 2005 Equity Incentive Plan for the years ended December 31, 2009 and 2008 was as follows:

	(Dollars in Thousands)
	December 31,
	2009	2008

Stock Options	$632	$708
Restricted Common Stock	-	1,005
Total Stock-Based compensation expense	$632	$1,713

In October 2008, the Company issued stock warrants in conjunction with a bridge loan (see Notes 3, 11 & 16). The issuance of stock warrants resulted in a change of control provision which accelerated the vesting of all senior management stock options and all of the unvested shares of restricted stock. In 2009, as part of the debt restructuring all options vested and unvested were canceled and the remaining unamortized option values were recorded as an expense. Employees received no compensation for the option canceled.

18. Related Party Transactions

The following represents significant transactions between the Company and a related party during 2009, 2008 and 2007:

Product Purchases

The Company historically purchased products from a related party for direct purchase sales. Purchases from the related party were $0, $3,753 and $2,930 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, amounts due to the related party included in accounts payable were $0 and $993, respectively.

On September 23, 2008, the Company ceased business relationships with the related party.

Bridge Loan

During October 2008, the Company received a $2,550 bridge loan from a group of accredited investors (See Note10), of which $2,450 was from investors who became beneficial owners of greater than 5% of our common stock. Of the $850 provided by one of the investors, management of the Company provided a guarantee for $250. In return for providing the guarantee, the management received warrants to purchase 1,880,000 shares of the Company’s common stock. In conjunction with the restructure of the bridge loan in December, 2009, certain members of management were released from their guarantees and the warrants received were cancelled with no cash consideration being received by management.

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

The Company elected not to extend the remaining $100 of the bridge loan which was subsequently paid on February 26, 2009. During 2009, the Company restructured the Bridge Loan, see Note 16.

Inventory Financing

A member of the Company’s Board of Directors has provided inventory financing during the current year. The Board member was paid $12 in interest during the current year.

19. Subsequent Events

The Company continued its fund raising efforts and has increased the private placement offering to accredited investors by an additional $500 to $4,250 from $3,750.

On February 12, 2010 the Company announced that Mr. Don Miller and Jeffry Parell were appointed to the Board of Directors.

The Company appointed Mr. Patrick L. Neville, Chief Executive Officer effective March 1, 2010. The Company entered into an executive employment agreement with Mr. Neville which provides for an initial annual base salary of $180,000 for the first 12 months of the agreement and thereafter the Company’s Board of Directors shall review on a yearly basis and the Board shall determine if the base salary shall increase and the amount of any such increase shall be at the Board’s sole discretion

Under the agreement, Mr. Neville received options to purchase up to 1,000,000 shares of common Stock under the 2005 Equity Incentive Plan, with a vesting schedule of 1/4 of the options vesting on the 12 month anniversary of the date of the grant, 1/4 of the options vesting on the 24 month anniversary of the date of grant and the remaining 1/4 on the 36 month anniversary of the date of grant and 1/4 vesting on the 48 month anniversary. The option grant is subject to stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock. The agreement provided that all options would vest immediately upon a change of control of the Company.

The Company evaluated all subsequent events that occurred after the balance sheet date and through the date and time its financial statements were issued.

20. Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, considering we realize the assets and liquidate the liabilities in the normal course of business. As of December 31, 2009 we had accumulated a deficit of approximately $54 million.  Over the last twelve years and through the first quarter of 2010, we have incurred losses due to operational problems, capital constraints and a change in our business model. During 2006 and 2007 the Company’s operations were funded by the capital raised during our 2005/2006 private offerings. During 2008 the Company had fully utilized these funds and drew on our bank line of credit. However, after the second quarter of 2008 the Company did not meet the established bank covenants and was required to pay off the outstanding balance. Due to the Company’s recurring losses we could not obtain new bank financing. Instead during 2008 and 2009 we received financing from our investors to fund our operations through the issuance of various debt instruments. We have also utilized short term financing deals in order to make inventory purchases. During 2009 the Company restructured our financing, reducing our debt from $4.6 million to $1.9 million. We also issued preferred stock, raising approximately $4.2 million. Most of this capital raised was used to pay off our outside vendors therefore we need to either raise additional capital, obtain financing or increase revenue in order for operations to continue. The current credit market remains volatile which affects our ability to raise long-term capital financing and inventory financing needed to our business. This, coupled with our lack of cash, significantly reduces the Company’s ability to pursue the plans noted below. This creates substantial doubt about our ability to continue as a going concern.

Management’s plans to continue operations consist of the following:

•	Increase available inventory for sale through establishing an asset based lending credit line (ABL) of approximately $3,000,

•	Raise additional long term equity capital,

•	Increase revenues through focused marketing to customers in our robust data base reestablishing our sites as ones that appeal to the diversified demographics of the group,

•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,

•
Increase revenues by completing the installation of our ERP application allowing us to provide all the requirements necessary for our vendors and Certified Merchants to sell product through us both domestically and globally,

•	Increase revenues through the introduction of transaction fees and restructuring of CM vendor rate card,

•	Execute revised business plan with new business model under new leadership and expanded board.

As a result of the conditions discussed above, and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to be successful in implementing the above plans. There is no assurance that we will be successful in these efforts, therefore there is substantial doubt as to our ability to have sufficient cash to meet our operating requirements and continue as a going concern. The accompanying consolidated financial statements do not reflect adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties.

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial statements commence on page 48:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements

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

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008 (File No. 000-50995).

4.1	Form of Warrant to be issued to the Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.2	Form of Warrant to be issued to the Placement Agents.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.3	Form of Warrant to be issued to the Note Holders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.4	Form of Lockup Agreement.	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

4.5	Form of 18% Unsecured Debentures to be issued to Investors dated October 9, 2008.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008 (File No. 000-50995).

4.6	Form of Common Stock Purchase Warrant to be issued to Investors dated October 9, 2008.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008 (File No. 000-50995).

4.7	Form of 18% Senior Secured Debenture dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).

4.8	Form of Series A Common Stock Purchase Warrant dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).

4.9	Form of Series B Common Stock Purchase Warrant dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).

Exhibit No.	Description	Reference
4.10	Form of 18% Senior Secured Debenture dated November 26, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).

4.11	Form of Series A Common Stock Purchase Warrant dated November 26, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).

4.12	Form of Series B Common Stock Purchase Warrant dated November 26, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).

10.1	Asset Purchase Agreement dated as of January 13, 2005, by and between Cape Coastal Trading Corporation, a New York corporation and Kwajo Sarfoh.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005 (File No. 000-50995).

10.2	Form of Securities Purchase Agreement by and among Cape Coastal Trading Corporation, uBid, Inc. and the Investors named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.3+	Employment Agreement dated as of December 18, 2009 by and between Enable Holdings, Inc. and Timothy E. Takesue.	Filed herewith

10.4+	Termination Agreement dated as of December, 29, 2009 by and between Enable Holdings, Inc. and Jeffrey D. Hoffman.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2009 (File No. 000-50995).

10.5+	Termination Agreement dated as of August 11, 2009 by and between Enable Holdings, Inc. and Glenn R. Weisberger.	Filed herewith

10.6+	2005 Equity Incentive Plan, effective as of December 15, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.7+	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.8	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005 (File No. 000-50995).

10.9	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

10.10	Form of Amendment Number 1 to Securities Purchase Agreement dated as of February 28, 2006.	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006 (File No. 000-50995).

10.11+	Employment Agreement dated as of December 18, 2009 by and between Enable Holdings, Inc. and Miguel A. Martinez, Jr.	Filed herewith

10.12	Employment Agreement dated as of December 18, 2009 by and between Enable Holdings, Inc. and Amy Powers.	Filed herewith

Exhibit No.	Description	Reference
10.13	Employment Agreement dated as of March 1, 2010 by and between Enable Holdings, Inc. and Patrick L. Neville.	Filed herewith

10.15	Securities Purchase Agreement dated October 9, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2008 (File No. 000-50995).

10.16	Securities Purchase Agreement dated October 16, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).

10.17	Security Agreement dated October 16, 2008 issued to certain Investors.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-50995).

10.18	Securities Purchase Agreement dated November 26, 2008 by and between Enable Holdings, Inc. and certain Investors.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008 (File No. 000-50995).

10.19	Form of Debenture Modification and Extension Agreement dated January 16, 2009.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2009 (File No. 000-50995).

16.1	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006 (File No. 000-50995).

16.2	Letter regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 10, 2006 (File No. 333-131733).

21.1	List of Subsidiaries.	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2010.

ENABLE HOLDINGS, INC.

By:	/s/ Patrick L. Neville
Name: Patrick L. Neville
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the dates indicated.

Signature	Title	Date

/s/ Patrick L. Neville	Chief Executive Officer and Director
Patrick L. Neville	(Principal Executive Officer)	March 30, 2010

/s/ Miguel A. Martinez, Jr.	Chief Financial Officer
Miguel A. Martinez, Jr.	(Chief Financial Officer and Principal Accounting Officer)	March 30, 2010

/s/ Steven Sjoblad
Steven Sjoblad	Director	March 30, 2010

/s/ Casey L. Gunnell	Director	March 30, 2010
Casey L. Gunnell

/s/ Kenneth J. Roering
Kenneth J. Roering	Director	March 30, 2010

/s/ Donald M. Miller
Donald M. Miller	Director	March 30, 2010

/s/ Jeffry J. Parell
Jeffrey J. Parell	Director	March 30, 2010