Form 10-Q
period 2010-03-31
Enable Holdings, Inc.
filed 2010-05-14
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of April 30, 2010 was 19,726,678.

ENABLE HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in Thousands, except per share amounts)

	As of
	March 31,2010	December 31,2009
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$86	$1,018
Accounts receivable, less allowance for doubtful accounts of $3 and $3, respectively	92	200
Merchandise inventories, less reserve for obsolescence of $33 and $25, respectively	1,185	433
Reserve deposit	297	569
Prepaid expenses and other current assets	257	172

Total Current Assets	1,917	2,392

Property and Equipment, net	2,188	2,337
Purchased Intangible Assets, net	202	202

Total Assets	$4,307	$4,931

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable	$5,747	$6,977
Accrued expenses:
Other	721	1,458
Due to former bridge note holder	-	700
Deferred rent	38	42
Flooring facility	1,633	535

Total Current Liabilities	8,139	9,712
Long-term notes payable	1,904	1,904
Shareholders' Deficit
Common stock, $.001 par value (200,000,000 shares authorized; 19,726,678 outstanding at March 31, 2010 and December 31,2009)	$22	$22
Preferred stock, $.002 par value (2,697,205 and 2,497,205 issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	5	5
Stock subscription receivable	-	(1,354)
Treasury stock, 2,135,550 shares of common stock	(2,242)	(2,242)
Additional paid-in-capital	51,141	50,625
Accumulated deficit	(54,662)	(53,741)

Total Shareholders' Deficit	$(5,736)	$(6,685)

Total Liabilities and Shareholders' Deficit	$4,307	$4,931

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net Revenues	$2,990	$5,094
Cost of Revenues	2,242	3,865

Gross Profit	748	1,229

Operating Expenses
General and administrative	1,459	2,867
Sales and marketing	144	295
Total operating expenses	1,603	3,162

Loss From Operations	(855)	(1,933)

Other Income (Expense)
Interest (Expense) Income, net	(121)	(692)
Miscellaneous Income	55	-
Loss on financial instruments	-	(48)
Total Other Expense	(66)	(740)

Net Loss	$(921)	$(2,673)

Net Loss per share - Basic and Diluted	$(0.05)	$(0.14)

Weighted Average Shares - Basic and Diluted	19,726,678	18,986,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Dollars in Thousands)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Treasury Stock		Subscriptions	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Shares	Dollars	Receivable	Deficit	Total
Balance, December 31, 2009	19,726,678	$22	2,497,205	$5	$50,625	2,135,550	$(2,242)	$(1,354)	$(53,741)	$(6,685)
Stock compensation expense	-	-	-	-	16	-	-	-	-	16
Preferred stock issuance (1)	-	-	-	-	-	-	-	1,354	-	1,354
Preferred stock issuance (2)	-	-	200,000	-	500	-	-	-	-	500
Net Loss	-	-	-	-	-	-	-	-	(921)	(921)
Balance, March 31, 2010	19,726,678	$22	2,697,205	$5	$51,141	2,135,550	$(2,242)	$-	$(54,662)	$(5,736)

(1) Proceeds received from preferred stock subscriptions receivable.
(2) Issued 200,000 shares of preferred stock at $2.50 per share. Proceeds of $500 received.

The accompanying notes are an integral part of these consolidated financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in Thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(921)	$(2,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	168	119
Provision for bad debts	-	(138)
Non-cash stock compensation expense	16	30
Interest on warrants issued 90-day bridge loan	-	455
Common stock and warrants issued for services	-	315
Loss on derivative liability	-	48
Changes in assets and liabilities:
Accounts receivable	108	612
Merchandise inventories	(753)	1,579
Prepaid expenses and other current assets	189	(261)
Accounts payable	(1,230)	477
Accrued expenses	(738)	(545)
Deferred rent	(4)	(17)

Net cash (used in) provided by operating activities	(3,165)	1

Cash Flows From Investing Activities
Capital expenditures	(19)	(251)
Change in restricted cash	-	179

Net cash used in investing activities	(19)	(72)

Cash Flows From Financing Activities
Change in flooring facility	1,098	175
Payments on 90-day bridge loan	-	(100)
Payment to bridge note holder	(700)	-
Proceeds from preferred stock issuance	1,854	-

Net cash provided by financing activities	2,252	75

Net (Decrease) Increase in Cash and Cash Equivalents	(932)	4

Cash and Cash Equivalents, beginning of period	1,018	99

Cash and Cash Equivalents, end of period	$86	$103

Supplemented Cash Flow Disclosure
Cash paid for interest	$315	$290

The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of presentation

Enable Holdings, Inc. (the "Company" or "Enable"), operates leading on-line websites that allow itself, certified merchants, manufacturers, retailers, distributors and small businesses to offer high quality excess, new, overstock, close-out, refurbished and limited supply brand name merchandise to consumer and business customers. Through the Company's websites, located at www.uBid.com and www.RedTag.com, the Company offers merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products and collectibles. The Company's marketplace employs a combination of auction style and fixed price formats.

 Each of the Company’s current business segments provides a combination of solutions for sellers to efficiently liquidate their excess inventory. The segments are listed below:

1)
uBid.com:     The Company’s flagship website, which has operated for 12 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction or fixed price format.

2)	RedTag.com: The Company’s fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

3)	RedTag Live: The Company’s live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

4)
Dibu Trading Company:     A wholesale inventory liquidation company dedicated to Business-to-Business (“B2B”) solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact the Company to find a buyer that will buy the entire inventory in a single transaction. Our B2B experience allows us to present deals to multiple interested buyers to attain the highest possible recovery for the seller.

5)
Commerce Innovations:     A software service company which licenses auction software to third party companies. Companies, businesses and governments can use the Company’s platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience.

The Company’s unaudited consolidated condensed financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and Accompanying Notes. Actual results could differ materially from those estimates.

Note 2. New accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

  Note 3. Summary of significant accounting policies

1)	Revenue recognition

The Company’s business currently consists of three distinct channels: Certified Merchant (CM), Managed Supply and Cash Recovery. The Company sells merchandise through the CM Program channel by allowing prescreened third party merchants to sell their product through our online marketplace to consumers and businesses.  The Company does not take title to this merchandise and therefore does not bear the related inventory risk. In the CM Program, the Company is the primary obligor to whom payment is due, but it bears no inventory or returns risk, so the Company records only its commission as revenue. Through the Managed Supply channel, the Company sells inventory that is consigned to it. The inventory is either stored at the Company’s warehouse or the sellers’. The Company purchases merchandise outright in the Cash Recovery channel and sells to consumers and businesses. On this merchandise, the Company bears inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise. In all instances where the credit card authorization has been received but merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

2)	Shipping and handling costs

Shipping costs that are billable to the customer are included in revenue and shipping costs that are payable to vendors are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs during 2009 and direct warehouse costs in 2010 are included in general and administrative expenses and totaled $26 and $160 for the quarters ended March 31, 2010 and 2009, respectively.

3)	Intangibles

Each reporting period, the Company evaluates its intangible assets to determine whether events and circumstances continue to support an indefinite useful life, and record an impairment charge if needed. No impairment was recorded at March 31, 2010.

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

March 31,	2010	2009
Shares subject to stock warrants	-	49,589,970
Shares subject to stock options	1,000,000	1,544,500

	1,000,000	51,134,470

EPS for the three months ended March 31, 2010 and 2009 were $(0.05) and $(0.14), respectively.

4)	Derivative financial instruments

As a result of the adoption of ASC 815 (formerly EITF 07-5), the Company is required to “Determine the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, and to disclose the fair value measurements required by ASC 820-10, “Fair Value Measurements and Disclosures.” The derivative liability recorded at fair value in the balance sheet as of March 31, 2009 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by ASC 820-10, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore require an entity to develop its own assumptions.

The following table summarizes the financial liabilities that are measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no financial liabilities measured at fair value as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Derivative Liability	-	$48	-	$48

The derivative liability consists of stock warrants issued by the Company that contain a strike price adjustment feature, as stated below. In accordance with ASC 815, the Company calculated the fair value of the warrants using the Black–Scholes–Merton valuation model, at January 1, 2009, with a corresponding reduction of additional paid in capital of $5,386 and $2,028 to accumulated deficit.

The Company used the following assumptions in calculation of the Black-Scholes model: no expected dividend yield, estimated volatility 66.7%, risk-free interest rate of 1.82% and maturity of two years. All warrants were canceled effective December 31, 2009.

Note 5. Financing Arrangements

On January 16, 2009, the Company received extensions from certain accredited investors who previously made commitments for an aggregate of $2,550 in the form of 90-day bridge loans which extended the original maturity date of January 12, 2009 by an additional 90 days.  During the first quarter of 2009, the Company paid off $100 associated with the bridge loans and negotiated further extensions. On December 11, 2009, the Company entered into a restructuring agreement under which the Bridge Note Holders were paid $700 in cash and received a note for $900 with interest payable at 6% annually. The interest is paid quarterly and the principal is due quarterly starting in the second year of the loan. The Bridge Note Holders forgave all principal and interest due under the original notes in exchange for 877,511 shares of Series 1 Preferred Stock.

In March 2009, the Company completed a private placement offering to accredited investors. Investors purchased units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of common stock for ten years at a purchase price of $0.25 per share. The debentures paid interest at a rate of 12% per annum, had a term of 30 months and were convertible into the Company’s common stock at any time at the option of the investor. The Company received $1,315 which was held in an escrow account until April 29, 2009. The Company used the proceeds to pay operating expenses and to fulfill immediate inventory requirements. Of the $1,315 proceeds received, $25 was used for legal expenses while $60 was paid to the brokers who assisted with the offering. On December 11, 2009, the Company entered into a restructuring agreement with the secured debenture holders and as part of the restructuring the secured debenture holders received interest due under the 12% debenture and a note for $822 which bears interest at an annual rate of 6%. Interest is payable quarterly and the note is due in 24 months. The secured debenture holders also received 119,694 shares of Series 1 Preferred Stock and forgave previously issued debt.

On October 9, 2009, the Company received a $500 loan in the form of 2009 convertible promissory notes provided from a group of accredited investors. The Company repaid the loan in full on December 2, 2009.

During the fourth quarter of 2009 the Company entered into a restructuring agreement with the Bridge Note Holders. As part of the restructuring, the Bridge Note Holders received $700 in cash and were issued a $900 note that is due in 24 months. The note bears interest at a 6% annual rate. The note and accrued interest are payable starting 15 months from the closing date. The Bridge Note Holders forgave previously issued debt, canceled all the warrants received and received 877,511 shares of Series 1 Preferred Stock.  Per ASC 470-60 – Accounting for Troubled Debt Restructuring, a gain was recorded for the difference between the fair market value of the preferred stock issued and the fair value of the debt forgiven and warrants surrendered.

In connection with the debt restructuring, two long term notes for $900 and $822 both of which both bear interest at a rate of 6% per annum, were issued by the Company. The $900 note was issued to the Bridge Note Holders and is payable in quarterly installments starting in March, 2011. The $822 note was issued to the 12% debenture holders and is due, along with accrued interest in 24 months. All previously issued debt was forgiven in conjunction with the restructuring agreement.

March 31,	Note 1	Note 2	Total
Face Value	$900	$822	$1,722

Interest	83	99	182

Note Value	$983	$921	$1,904

There were 1,500,000 shares of Series 1 Preferred Stock sold to accredited investors at $2.50 per share. At December 31, 2009 the Company had commitments to purchase all 1,500,000 shares. The Company received $2,396 in cash and the remaining $1,354 was recorded as a subscription receivable. All monies were received by February 24, 2010. Each share of Series 1 Preferred Stock is convertible into 66.83 shares of common stock. The Series 1 Preferred Stock has a liquidation preference equal to a minimum Internal Rate of Return of 25%, but cannot exceed three times the investment amount.

Note 6. 2005 Equity Incentive Plan and Stock Based Compensation

The Company’s 2005 Equity Incentive Plan is an equity-based compensation plan to provide incentives, and to attract, motivate and retain the highest qualified employees, directors, consultants and other third party service providers. The 2005 Equity Incentive Plan enables the board to provide equity-based incentives through grants or awards of stock options and restricted stock (collectively, “Incentive Awards”).

At December 31, 2009 all outstanding options were canceled. In connection with the recent restructuring and fund raising a substantial amount of equity was issued. The number of shares authorized to be issued under the plan as approved by the Company’s stockholders on May 11, 2010 is 25,000,000.  If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life.

The Company measures the cost of employee service received in exchange for a share based award (stock options and restricted stock) based on the fair value of the award.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

Stock options

Stock option activity under the Company’s Equity Incentive Plan for the three months ended March 31, 2010 follows:

	Shares	Weighted- Average exercise price per share
Outstanding at December 31, 2009	-	$-
Granted	1,000,000	0.07
Exercised	-	-
Forfeited/Cancelled/Surrendered	-	-
Outstanding at March 31, 2010	1,000,000	$0.07

Exercisable at March 31, 2010	250,000	$0.07

The fair value of the stock options granted under the Company’s Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2010	2009
Risk - free interest rate	5.0%	4.0%
Dividend yield	0.0%	0.0%
Expected volatility	70.0%	85.8%
Expected life (years)	10.0	6.0
Weighted average grant date fair value	$0.04	$0.22
Estimated forfeiture rate (1)	0.0%	0.0%

(1) The stock compensation expensed during the quarters ended March 31, 2009 and March 31, 2010 were insignificant, thus the Company forgoed adjusting the expense for estimated forfeitures. The Company will evaluate the expense for future periods for actual forfeitures

The risk-free interest rate is based on U.S. Treasury Bill rates. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to do so in the foreseeable-future. Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The following table presents additional information regarding outstanding and exercisable options at March 31, 2010.

Outstanding				Exercisable
Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
.01 - 2.00	1,000,000	$0.07	9.60	250,000	$0.07
	1,000,000	$0.07	9.60	250,000	$0.07

As of March 31, 2010 there was $56,000 of total unrecognized compensation cost related to the non-vested option awards under the Equity Incentive Plan that is expected to be recognized over the remaining vesting period of the non-vested option awards.

Restricted Stock

As of March 2010, there was no unvested restricted common stock outstanding.

Stock–based Compensation Expense

Stock-based compensation expense recognized under the Equity Incentive Plan for the three months ended March 31, 2010 and 2009 was as follows:

	(Dollars in Thousands)
	Three Months Ended March 31,
	2010
	2010	2009
Stock Options	$16	$30

Note 7. Common Stock warrants and Series A Convertible Preferred Stock

There are no warrants outstanding as of March 31, 2010. All warrants were canceled in December 2009 in conjunction with the debt restructuring described in Note 5.

Series A Convertible Preferred Stock

There are 25,000,000 shares authorized of preferred stock with preferences and rights to be determined by our Board of Directors. In December 2009, as part of a debt restructuring, the Board of Directors approved the issuance of 3,000,000 shares of Series 1 Preferred Stock. At December 31, 2009 there were 2,497,205 shares of Series 1 Preferred Stock issued and outstanding. During the first quarter of 2010 an additional 200,000 shares of Series 1 Preferred Stock were issued for a total of 2,697,205 shares of Series 1 Preferred Stock issued and outstanding at March 31, 2010.

The Series 1 Preferred Stock was issued to the Bridge Note Holders and the 12% debenture holders as part of a debt restructuring during the fourth quarter of 2009. The Bridge Note Holders received 877,511 shares of Series 1 Preferred Stock and forgave all previously issued debt. In addition to the receipt of Series 1 Preferred Stock, the Bridge Note Holders received $700 in cash and received a note for $900 which bears interest at an annual rate of 6%. The Bridge Note Holders also agreed to cancel all their outstanding warrants.

In conjunction with the restructuring, the 12% debenture holders received 119,694 shares of Series 1 Preferred Stock. In addition, they received a note for $822 which bears interest at an annual rate of 6%. The 12% debenture holders received all interest accrued and payable. The 12% debenture holders also agreed to cancel all their outstanding warrants.

The remaining 1,500,000 shares of Series 1 Preferred Stock were sold to accredited investors at $2.50 per share. At December 31, 2009 we had commitments to purchase all 1,500,000 shares. The Company received $2,396 in cash and the remaining $1,354 was recorded as a subscription receivable. All monies were received by February 24, 2010. During the quarter ended March 31, 2010 an additional 200,000 shares of Series 1 Preferred Stock were sold to accredited investors at $2.50 per share. The Series 1 Preferred Stock is convertible into 66.83 shares of common stock per share of Series 1 Preferred Stock. The Series 1 Preferred Stock has a liquidation preference of a minimum Internal Rate of Return of 25% but no more than three times the investment amount.

As part of the debt restructuring, all options issued to employees under the 2005 Equity Incentive Plan were canceled. Employees received no consideration for the cancellations.

The restructuring of the bridge note and 12% debenture was accounted for in accordance with ASC 470-60 – Accounting for Troubled Debt Restructuring, and resulted in a gain being recorded for the difference between the fair market value of the preferred stock issued and the fair value amount of the debt forgiven and warrants surrendered.

Note 8.  Long-Term Debt

On October 9, 2009, the Company received a $500 loan in the form of 2009 convertible promissory notes provided from a group of accredited investors. The Company repaid the loan in full on December 2, 2009.

During the fourth quarter of 2009 the Company entered into a restructuring agreement with the Bridge Note Holders. As part of the restructuring, the Bridge Note Holders received $700 in cash and were issued a $900 note that is due in 24 months. The note bears interest at a 6% annual rate. The note and accrued interest are payable starting 15 months from the closing date. The Bridge Note Holders forgave previously issued debt, canceled all the warrants received and received 877,511 shares of Series 1 Preferred Stock.  Per ASC 470-60 – Accounting for Troubled Debt Restructuring a gain was recorded for the difference between the fair market value of the preferred stock issued and the fair value of the debt forgiven and warrants surrendered.

In connection with the debt restructuring, two long term notes for $900 and $822 both of which bear interest at a rate of 6% per annum, were issued by the Company. The $900 note was issued to the Bridge Note Holders and is payable in quarterly installments starting in March, 2011. The $822 note was issued to the 12% debenture holders and is due, along with accrued interest in 24 months. All previously issued debt was forgiven in conjunction with the restructuring agreement.

The revenue and gross profit breakdown based on the Company’s five business segments is as follows:
(The Company does not summarize expenses based on the segments).

	(Dollars in Thousands)
	Three months Ended March 31,
Net Revenue	2010		2009
uBid,com	$2,089	69.9%	$2,686	52.7%
RedTag.com	359	12.0%	127	2.5%
RedTag Live	-	0.0%	792	15.5%
Dibu Trading Co.	542	18.1%	1,489	29.2%
Commerce Innovations	-	-	-	-
Total	$2,990	100.0%	$5,094	100.0%

Gross Profit
uBid,com	$651	87.0%	$914	74.4%
RedTag.com	42	5.6%	17	1.4%
RedTag Live	(6)	(0.8)%	185	15.1%
Dibu Trading Co.	61	8.2%	113	9.2%
Commerce Innovations	-	-	-	-
Total	$748	100.0%	$1,229	100.0%

Gross Profit %
uBid,com	31.2%		34.0%
RedTag.com	11.7%		13.4%
RedTag Live	0.0%		23.4%
Dibu Trading Co.	11.3%		7.6%
Commerce Innovations	-		-
Total	25.0%		24.1%

Note 9. Related Party Transactions

A member of the Company’s Board of Directors has provided inventory financing during the current period. The Board member was paid $18 in interest during the quarter ended March 31, 2010.

Note 10. Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, considering we realize the assets and liquidate the liabilities in the normal course of business. As of March 31, 2010 we had accumulated a deficit of approximately $55 million.  Over the last twelve years and through the first quarter of 2010, we have incurred losses due to operational problems, capital constraints and a change in our business model. During 2006 and 2007 the Company’s operations were funded by the capital raised during our 2005/2006 private offerings. During 2008 the Company had fully utilized these funds and drew on our bank line of credit. However, after the second quarter of 2008 the Company did not meet the established bank covenants and was required to pay off the outstanding balance. Due to the Company’s recurring losses we could not obtain new bank financing. Instead during 2008, 2009 and 2010 we received financing from our investors to fund our operations through the issuance of various debt instruments. We have also utilized short term financing deals in order to make inventory purchases. During 2009 the Company restructured our financing, reducing our debt from $4.6 million to $1.9 million. We also issued preferred stock, raising approximately $4.2 million. Most of this capital raised was used to pay off our outside vendors therefore we need to either raise additional capital, obtain financing or increase revenue in order for operations to continue. The current credit market remains volatile which affects our ability to raise long-term capital financing and inventory financing needed to run our business. This, coupled with our lack of cash, significantly reduces the Company’s ability to pursue the plans noted below. This creates substantial doubt about our ability to continue as a going concern.

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

•	Increase revenues through the introduction of transaction fees and restructuring of CM vendor rate card,
•	Execute revised business plan under new leadership and expanded board.

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

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date financial statements were issued.

The annual meeting of stockholders of the Company was held on Tuesday May 11, 2010 in Itasca, Illinois. At the meeting stockholders approved (i) an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 300,000,000. (ii) an increase in the number of shares authorized for issuance under the Company 2005 Equity Incentive Plan from 10,000,000 to 25,000,000 (iii) the election of four directors and (iv) the ratification of the appointment of BDO Seidman, LLP for the year ending December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Enable Holdings, Inc. is a holding company for uBid, Inc., Dibu Trading Corp., RedTag, Inc., RedTag Live, Inc., Enable Payment Systems, Inc. and uSaas, Inc., our operating businesses. For purposes of this Quarterly Report, unless otherwise indicated or the context otherwise requires, all references herein to “Enable,” “we,” “us,” and “our” refer to Enable Holdings, Inc. and our subsidiaries.

Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to  the risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

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

 Our current seven proprietary selling solutions within the five operating divisions are:

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

•
Dibu Trading Co.: A wholesale inventory liquidation company dedicated to Business-to-Business solutions, providing manufacturers and distributors the ability to sell large quantities of excess inventory. For example, when a retailer needs to liquidate a large quantity of inventory, they contact us to find a buyer that will buy the entire inventory in a single transaction. Our B2B experience allows us to present deals to multiple interested buyers to attain the highest possible recovery for the seller.

•
Commerce Innovations: A software service company which licenses auction software to third party companies. Companies, businesses and governments can use our platform to sell excess furniture, appliances, autos, and other surplus. This allows them to utilize a trusted platform while reducing live auction costs, as well as an efficient way to reach a wider target audience.

The Company’s current financial results during the first quarter of 2010 as well as results in 2008 and 2009 were negatively impacted by the planned change in the business model and the severe global economic downturn. We have made major changes to our traditional operations as we transition to the new business model.

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

Key Business Metrics : We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

Net Revenue

	2010	2009				2008
	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2
uBid.com
GMS (in thousands)	$4,604	$4,103	$5,113	$9,555	$11,821	$12,374	$14,385	$17,117
Number of Orders (in thousands)	36	43	52	70	81	94	95	97
Average Order Value	$126	$95	$98	$137	$145	$131	$152	$176
Visitors to Bidders %	3.2%	2.5%	1.8%	3.3%	3.1%	2.9%	3.3%	3.6%
Auctions Closed (in thousands)	441	367	371	373	377	383	215	181
Auction Success Rate	6.6%	9.1%	10.0%	13.0%	14.4%	15.0%	26.6%	30.9%

RedTag.com [1]
GMS (in thousands)	$399	$288	$386	$140	$143	$474	$304	-
Number of Orders (in thousands)	4	3	3	2	2	5	3	-
Average Order Value	$101	$86	$122	$88	$83	$96	$119	-
Visitors to Bidders %	15.0%	17.0%	10.4%	3.5%	9.6%	30.2%	15.1%	-

(1)	RedTag.com was first launched in August 2008.

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

 Our revenue is dependent in part on sales of products produced by or purchased from several vendors.  The following vendors accounted for revenues greater than 5% of our total revenues in the three months ended March 2010 and 2009. No other supplier represented more than 5% of our net revenues for any period presented.

	Three Months Ended
	March 31,
Vendor	2010	2009
Always - at - Market	0.8%	6.5%
Hewlett Packard Company	35.5%	42.2%
Dealtree	9.6%	0.0%

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

Results of Operations (Dollars in Thousands)

Comparison of three months ended March 31, 2010 and 2009
(Dollars in thousands, except per share data and average order value)

The  below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in quarter ended March 2010 as compared to March 2009. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	(Dollars in Thousands)
	Three months ended March 31,
	2010		2009		Increase (Decrease)
Net Revenues:
uBid.com $	2,089	69.9%	$2,686	52.7%	$(597)	(22.2)%
RedTag.com	359	12.0%	127	4.2%	232	182.7%
RedTag LIVE	-	0.0%	792	15.5%	(792)	(100.0)%
Dibu Trading Co.	542	18.1%	1,489	29.2%	(947)	(63.6)%
Total Net Revenues	2,990	100.0%	5,094	100.0%	(2,104)	(41.3)%

Gross Profit:
uBid.com	651	21.8%	914	17.9%	(263)	(28.8)%
RedTag.com	42	1.4%	17	-	25	(147.1)%
RedTag LIVE	(6)	(0.2)%	185	3.6%	(191)	(103.2)%
Dibu Trading Co.	61	2.0%	113	2.2%	(52)	46.0%
Total Gross Profit	748	25.0%	1,229	24.1%	(481)	(39.1)%

General and administrative	1,459	48.8%	2,867	56.3%	(1,408)	(49.1)%
Sales and marketing	144	4.8%	295	5.8%	(151)	(51.2)%
Total operating expenses	1,603	53.6%	3,162	62.1%	(1,559)	(49.3)%
Loss from operations	(855)	(28.6)%	(1,933)	(37.9)%	1,078	(55.8)%
Interest Expense, net	(121)	(4.0)%	(692)	(13.6)%	571	82.5%
Miscellaneous Income	55	1.8%	(48)	-	103	(100.0)%
Net Loss $	(921)	(30.8)%	$(2,673)	(52.5)%	$1,752	(65.5)%

Revenue

Web Properties:  uBid.com and RedTag.com

Net revenue for the web properties decreased $365 or13.0% and gross profit decreased $238 or 25.6%  in the quarter ended March 31, 2010 compared to the same period in 2009. Revenues decreased as a result of a decrease in visitors to the site. Visitors to the two web properties decreased 863 or 38.1%. The decrease in the visitors and the resulting revenue decline were due to the lack of capital to promote the sites and to obtain inventory for posting. The decline in revenue was primarily in the direct channel. The Certified Merchant channel also decreased as merchants experienced slower payments and reduced the amount of postings. The inventory at March 31, 2010 increased $785 or 316% over the same period in the prior year as we began to increase inventories with the capital raise that was completed on February 24, 2010.
The gross margin dollars decreased $238 on the lower sales volumes. The gross margin percentage increased to 26.6% from 17.9% as a result of eliminating some of the unprofitable listings and reducing the number of auctions for the reduced number of visitors.

Offline Sales Channels: Dibu Trading Co. and RedTag Live

Net revenue for the offline sales channels decreased approximately 76.2% in the first quarter of 2010 as compared to 2009, which was due to a live liquidation event held in 2009 versus none in 2010. Dibu trading revenues decreased $947 or 63.6% as a result of the liquidity constraints.

Sales, General and Administrative Expenses

Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. The following is a summary of the SG&A expenses:

	Three months ended
	March 31,
	2010	2009	Increase (Decrease)
Salary and Benefits	$630	$1,187	$(557)
Advertising	121	205	(84)
RedTag Live Events	-	362	(362)
Credit Card Fees	170	281	(111)
Legal, Audit, Insurance & Regulatory Fees	226	344	(118)
Consulting and Outside Services	9	136	(127)
Warehouse	26	187	(161)
Stock Based Compensation	16	30	(14)
Telecommucations, Hardware and Storage	128	152	(24)
Depreciation & Amortization	168	119	49
Other SG&A	24	20	4
Facility Fees	63	63	-
Travel	21	31	(10)
Dues & Subscriptions	1	45	(44)

	$1,603	$3,162	$(1,559)

SG&A expenses decreased $1,559 or 49.30% in the quarter ended March 2010 as compared to the quarter ended March 2009.  The primary reason for the decrease in these expenses was the implementations of several cost reduction projects starting in November 2009. The primary categories contributing to the decrease are as follows:

•	Advertising expenses decreased $84 or 40.98% due to the continued elimination of unprofitable and ineffective advertising campaigns.

•
Salary and benefits expenses decreased $557 or 46.93% due to staff reductions and salary reductions. Most senior managers and other managers took pay reductions starting in November 2009 ranging from 10% to over 60%.

•	RedTag Live event expenses decreased $362 or100.0% no live liquidation events were held during the period.

•	Credit card fees decreased $111 or 39.5% due to decreased sales volume at the web properties.

•	Legal, audit, insurance, and other regulatory fees decreased $118 or 34.3% primarily due to fees incurred in the convertible debt issuance in the first quarter of 2009.

•	Consulting and outside services decreased $127 or 93.38% as we continued to eliminate outside services and consulting contracts.

•	Warehouse expense decreased $161 or 86.1% as a result of the lower sales volumes and the move to a multi-use facility that includes a warehouse.

Net Losses

The Company experienced a net loss of $921 or $0.05 per share for the three months ended March 31, 2010 compared to a net loss of $2,673 or $0.14 per share for the three months ended March 31, 2009. Net loss decreased due to lower operating costs resulting from cost reduction measures imposed starting in the fourth quarter of 2009. The first quarter ending March 31, 2010 was the first full quarter with all the cost reductions completed. The delay in closing the capital raise also impacted the loss.

 Interest expense

Interest expense decreased $571 due to interest on warrants issued incurred during the three months ended March 31, 2009. All warrants were canceled in 2009 in conjunction with the restructure.

Liquidity and Capital Resources

 Net cash used in operating activities for the three months ended March 31, 2010 was $3,165 compared to $1 provided by in the three months ended March 31, 2009. The significant change in net cash provided by operating activities was primarily due to the decrease in accounts payable and accrued expenses of $1,230 and $738 respectively. The increase in inventories of $753 also contributed to the net cash used in operating activities. Cash raised in the financing that closed on February 24, 2010 was used to pay vendors and purchase inventories to impact the sales generated. The improvement in the net loss compared to the same period in the prior year also reduced the net cash required for operating activities.

Net cash used in investing activities was $19 and $72 for the three months ended March 31, 2010 and 2009, respectively. The decrease in net cash used was due to lower capital spending.

Net cash provided by financing activities was $2,252 for the three months ended March 31, 2010, compared to $75 for the same period last year. The increase in cash provided is a result of the sale of preferred stock and increased borrowing to purchase inventories on the flooring facility.

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), extreme volatility in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company  is not successful in securing financing, we may not be able to pay, or may delay payment of, accounts payables owed to our vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet our customers’ requirements. If the Company is unable to secure long-term financing or capital, the operations will be difficult to continue for the near term. However, there is no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern.

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

On March 31, 2010, in conjunction with the issuance of our annual report, our auditors issued a qualified opinion which raised substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this condition consist of, but are not limited to the following:

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

•	Increase revenues through the introduction of transaction fees and restructuring of CM vendor rate card,
•	Execute revised business plan under new leadership and expanded board.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that ended March 31, 2010 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K  are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2010, options to purchase an aggregate of 1,000,000 shares of the Company’s common stock were granted to an individual who became the Chief Executive Officer of Enable Holdings, Inc. The options have a term of ten years and vest over a four year period annually beginning 25% on the date of grant and 25% over the next three anniversaries of the date of grant.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There are no events of default as of March 31, 2010.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the three months ended March 31, 2010.

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

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 14, 2010.

ENABLE HOLDINGS, INC.

By:	/s/ Miguel A Martinez, Jr.
Name: Miguel A. Martinez, Jr.
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)