Form 10-Q
period 2010-06-30
Enable Holdings, Inc.
filed 2010-08-16
CIK 1219097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of June 30, 2010 was 19,726,678.

ENABLE HOLDINGS, INC.
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed  Balance Sheets
(Dollars in Thousands, except per share amounts)

	As of
	June 30, 2010	December 31, 2009
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$80	$1,018
Accounts receivable, less allowance for doubtful accounts of $3 and $3, respectively	45	200
Merchandise inventories, less reserve for obsolescence of $193 and $25, respectively	918	433
Reserve deposit	242	569
Prepaid expenses and other current assets	215	172

Total Current Assets	1,500	2,392

Property and Equipment, net	2,054	2,337
Purchased Intangible Assets, net	202	202

Total Assets	$3,756	$4,931

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable	$5,545	$6,977
Accrued expenses:
Other	797	1,458
Due to former bridge note holder	-	700
Deferred rent	34	42
Convertible notes	758	-
Notes payable	1,892	-
Flooring facility	2,151	535

Total Current Liabilities	11,177	9,712
Long-term notes payable	-	1,904
Shareholders' Deficit
Common stock, $.001 par value (200,000,000 shares authorized; 19,726,678 outstanding at June 30, 2010 and December 31,2009)	$22	$22
Preferred stock, $.002 par value (2,697,205 and 2,497,205 issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	5	5
Stock subscription receivable	-	(1,354)
Treasury stock, 2,135,550 shares of common stock, at cost	(2,242)	(2,242)
Additional paid-in-capital	51,827	50,625
Accumulated deficit	(57,033)	(53,741)

Total Shareholders' Deficit	$(7,421)	$(6,685)

Total Liabilities and Shareholders' Deficit	$3,756	$4,931

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statements of Operations
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Revenues	$3,604	$2,979	$6,594	$8,073
Cost of Revenues	3,112	1,934	5,353	5,799

Gross Profit	492	1,045	1,241	2,274

Operating Expenses
General and administrative	1,777	2,857	3,236	5,724
Sales and marketing	146	293	290	588
Total operating expenses	1,923	3,150	3,526	6,312

Loss From Operations	(1,431)	(2,105)	(2,285)	(4,038)

Other Income (Expense)
Interest (expense) income, net	(930)	(537)	(1,052)	(1,229)
Miscellaneous income (expense)	(10)	(22)	45	(22)
Loss on financial instruments	-	(356)	-	(404)
Total Other Expense	(940)	(915)	(1,007)	(1,655)

Net Loss	$(2,371)	$(3,020)	$(3,292)	$(5,693)

Net Loss per share - Basic and Diluted	$(0.12)	$(0.16)	$(0.17)	$(0.29)

Weighted Average Shares - Basic and Diluted	19,726,678	19,358,722	19,726,678	19,358,722

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Shareholders’ Equity
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Common Stock		Preferred Stock		Paid-in	Treasury Stock		Subscriptions	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Shares	Dollars	Receivable	Deficit	Total
Balance, December 31, 2009	19,726,678	$22	2,497,205	$5	$50,625	2,135,550	$(2,242)	$(1,354)	$(53,741)	$(6,685)
Stock compensation expense	-	-	-	-	20	-	-	-	-	20
Preferred stock issuance (1)	-	-	-	-	-	-	-	1,354	-	1,354
Preferred stock issuance (2)	-	-	200,000	-	500	-	-	-	-	500
Beneficial conversion option (3)					682					682
Net Loss	-	-	-	-	-	-	-	-	(3,292)	(3,292)
Balance, June 30, 2010	19,726,678	$22	2,697,205	$5	$51,827	2,135,550	$(2,242)	$-	$(57,033)	$(7,421)

(1) Proceeds received from preferred stock subscriptions receivable.
(2) Issued 200,000 shares of preferred stock at $2.50 per share. Proceeds of $500 received.
(3) Beneficial conversion option at issuance of $758 of Convertible Notes convertible at $0.10 per share.

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENABLE HOLDINGS, INC. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
(Dollars in Thousands, except per share data)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(3,292)	$(5,693)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	335	278
Non-cash stock compensation expense	20	99
Interest on warrants issued 90-day bridge loan	-	757
Common stock and warrants issued for services	-	967
Loss on derivative liability	-	468
Interest on beneficial conversion option on convertible notes	682	-
Changes in assets and liabilities:
Accounts receivable	154	480
Merchandise inventories	(485)	323
Prepaid expenses and other current assets	284	(955)
Accounts payable	(1,432)	1,774
Accrued expenses	(661)	(581)
Deferred rent	(8)	-

Net cash (used in) provided by operating activities	(4,403)	(2,083)

Cash Flows From Investing Activities
Capital expenditures	(51)	(468)
Change in restricted cash	-	178

Net cash used in investing activities	(51)	(290)

Cash Flows From Financing Activities
Proceeds from flooring facility	5,389	1,582
Payments on flooring facility	(3,773)	(439)
Proceeds from convertible debenture	-	1,315
Payment to bridge note holder	(700)	(100)
Proceeds from preferred stock issuance	1,854	-
Proceeds from convertible notes	758	-
Payments on 6% L-T note payable	(12)	-

Net cash provided by financing activities	3,516	2,358

Net (Decrease) Increase in Cash and Cash Equivalents	(938)	(15)

Cash and Cash Equivalents, beginning of period	1,018	99

Cash and Cash Equivalents, end of period	$80	$84

Supplemented Cash Flow Disclosure
Cash paid for interest	$511	$408

The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements (Dollars in Thousands, except per share amounts)

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

 Each of the Company’s current business segments provides a combination of solutions for sellers to efficiently liquidate their excess inventory. The segments are listed below:

1)
uBid.com:     The Company’s flagship website, which has operated for 13 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction or fixed price format.

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

The Company’s unaudited consolidated condensed financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated condensed financial statements.

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

The Company’s business currently consists of three distinct channels: Certified Merchant (CM), Managed Supply and Cash Recovery. The Company sells merchandise through the CM Program channel by allowing prescreened third party merchants to sell their product through our online marketplace to consumers and businesses.  The Company does not take title to this merchandise and therefore does not bear the related inventory risk. In the CM Program, the Company is the primary obligor to whom payment is due, but it bears no inventory or returns risk, so the Company records only its commission as revenue. Through the Managed Supply channel, the Company sells inventory that is consigned to it. The inventory is either stored at the Company’s warehouse or the sellers’ therefore the Company records only its commission as revenue. The Company purchases merchandise outright in the Cash Recovery channel and sells to consumers and businesses. On this merchandise, the Company bears inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise. In all instances where the credit card authorization has been received but merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped.

Sales are reported net of estimated returns and allowances which we estimate based upon recent historical information such as return rates experience. Management also considers any other current information and trends in making estimates. If actual sales return and allowances are greater than estimated by management, additional expenses may be incurred.

2)	Shipping and handling costs

Shipping costs that are billable to the customer are included in revenue and shipping costs that are payable to vendors are included in the cost of revenues in the accompanying consolidated statements of operations. Handling costs consisting primarily of the third party logistics warehouse costs during 2009 and direct warehouse costs in 2010 are included in general and administrative expenses and were $6 and $128 for the quarters ended June 30, 2010 and 2009, respectively. Handling costs for the six months ended June 30, 2010 and 2009 were $15 and $303, respectively.

3)	Intangibles

Each reporting period, the Company evaluates its intangible assets to determine whether events and circumstances continue to support an indefinite useful life, and record an impairment charge if needed. No impairment was recorded at June 30, 2010.

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

June 30,	2010	2009
Shares subject to stock warrants	-	59,921,423
Shares subject to stock options	1,000,000	5,416,694
Shares subject to Series A Preferred Stock	180,254,210	-
Shares subject to Convertible Notes	7,580,000	-

	188,834,210	65,338,117

Earnings per share for the six months ended June 30, 2010 and 2009 were $(0.17) and $(0.29), respectively.

4)	Derivative financial instruments

As a result of the adoption of ASC 815 (formerly EITF 07-5), the Company is required to “Determine the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, and to disclose the fair value measurements required by ASC 820-10, “Fair Value Measurements and Disclosures.” The derivative liability recorded at fair value in the balance sheet as of the adoption of ASC 815 on March 31, 2009 is categorized based upon the level of judgment associated with the inputs used to measure its fair value. Hierarchical levels, defined by ASC 820-10, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore require an entity to develop its own assumptions.

As of June 30, 2010 there was no outstanding derivative liability.

Note 5. Financing Arrangements

On January 16, 2009, the Company received extensions from certain accredited investors who previously made commitments for an aggregate of $2,550 in the form of 90-day bridge loans which extended the original maturity date of January 12, 2009 by an additional 90 days (the “Bridge Note Holders”).  During the first quarter of 2009, the Company paid off $100 associated with the bridge loans and negotiated further extensions. On December 11, 2009, the Company entered into a restructuring agreement under which the Bridge Note Holders were paid $700 in cash and received a 24 month note for $900 with interest payable at 6% annually. The interest is paid quarterly and the principal is due quarterly starting in the second year of the loan. The Bridge Note Holders forgave all principal and interest due under the original notes in exchange for 877,511 shares of Series A Preferred Stock.

In March 2009, the Company completed a private placement offering to accredited investors. Investors purchased units, with each unit consisting of a senior convertible debenture for one share of common stock of the Company, and a warrant, depending on the date of investment, to acquire either two shares or one share of common stock for ten years at a purchase price of $0.25 per share. The debentures paid interest at a rate of 12% per annum, had a term of 30 months and were convertible into the Company’s common stock at any time at the option of the investor. The Company received $1,315 which was held in an escrow account until April 29, 2009. The Company used the proceeds to pay operating expenses and to fulfill immediate inventory requirements. Of the $1,315 proceeds received, $25 was used for legal expenses while $60 was paid to the brokers who assisted with the offering. On December 11, 2009, the Company entered into a restructuring agreement with the secured debenture holders and as part of the restructuring the secured debenture holders received interest due under the 12% debenture and a note for $822 which bears interest at an annual rate of 6%. Interest is payable quarterly and the note is due in 24 months. The secured debenture holders also received 119,694 shares of Series A Preferred Stock and forgave previously issued debt.

On October 9, 2009, the Company received a $500 loan in the form of 2009 convertible promissory notes provided from a group of accredited investors. The Company repaid the loan in full on December 2, 2009.

During the fourth quarter of 2009 the Company entered into a restructuring agreement with the Bridge Note Holders. As part of the restructuring, the Bridge Note Holders received $700 in cash and were issued a $900 note that is due in 24 months. The note bears interest at a 6% annual rate. Interest is payable quarterly and the note plus any accrued interest is payable starting 15 months from the closing date. The Bridge Note Holders forgave previously issued debt, canceled all the warrants received and received 877,511 shares of Series A Preferred Stock.  Per ASC 470-60 – Accounting for Troubled Debt Restructuring, a gain was recorded for the difference between the fair market value of the preferred stock issued and the fair value of the debt forgiven and warrants surrendered.

In connection with the debt restructuring, two long term notes for $900 and $822 both of which both bear interest at a rate of 6% per annum, were issued by the Company. The $900 note was issued to the Bridge Note Holders and is payable in quarterly installments starting in March, 2011. The $822 note was issued to the 12% debenture holders, interest is payable quarterly and is due, along with any accrued interest in 24 months. All previously issued debt was forgiven in conjunction with the restructuring agreement.

June 30	Note 1	Note 2	Total
Face Value	$900	$822	$1,722

Interest	78	92	170

Note Value	$978	$914	$1,892

As of July 31, 2010 the accrued interest due June 30, 2010 was not paid on either of the notes.

During December 2009, 1,500,000 shares of Series A Preferred Stock were sold to accredited investors at $2.50 per share. At December 31, 2009 the Company had commitments to purchase all 1,500,000 shares. The Company received $2,396 in cash and the remaining $1,354 was recorded as a subscription receivable. All monies were received by February 24, 2010. Each share of Series A Preferred Stock is convertible into 66.83 shares of common stock. The Series A Preferred Stock has a liquidation preference equal to a minimum Internal Rate of Return of 25%, but cannot exceed three times the investment amount.

On May 29, 2010, the Company signed $800 notes to fund a RedTag Live event in Omaha, NE. Proceeds of the notes were used for operating expenses and inventory purchases for the event. The notes were due on June 29, 2010 and accrue interest at a rate of 1.0% per week. The Company repaid $42 of principal on June 15, 2010.

The notes contained a conversion option in the event of a default. In the event of a default, the note holders at their sole discretion can elect to convert all or a portion of the note to shares of common stock. The shares of common stock shall be valued at $0.10 per share for purposes thereof or, approximately 7,580,000 shares in aggregate. Per ASC 470-20-25 the Company recorded the beneficial conversion option on the convertible notes as interest expense of $682 during the current period ended June 30, 2010.

Due to lower than projected results at the RedTag Live event, at July 31, 2010 the Company is in default of the terms of the note. The Company is currently discussing options with the note holders.

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

At December 31, 2009 all outstanding options were canceled. In connection with the restructuring and fund raising a substantial amount of equity was issued. The number of shares authorized to be issued under the plan as approved by the Company’s stockholders on May 11, 2010 is 25,000,000.  If an Incentive Award granted pursuant to the 2005 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an Incentive Award, the shares subject to such award and the surrendered shares will become available for future awards under the 2005 Equity Incentive Plan. Options generally vest over a period of four years and have a ten year contractual life.

The Company measures the cost of employee service received in exchange for a share based award (stock options and restricted stock) based on the fair value of the award. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award which is generally the option vesting term of four years.

Stock options

Stock option activity under the Company’s 2005 Equity Incentive Plan for the three months ended June 30, 2010 follows:

	Shares	Weighted- Average exercise price per share
Outstanding at December 31, 2009	-	$-
Granted	1,000,000	0.07
Exercised	-	-
Forfeited/Cancelled/Surrendered	-	-
Outstanding at March 31, 2010	1,000,000	$0.07
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Surrendered	-	-
Outstanding at June 30, 2010	1,000,000	$0.07

Exercisable at June 30, 2010	250,000	$0.07

The fair value of the stock options granted under the Company’s 2005 Equity Incentive Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,
	2010	2009
Risk - free interest rate	5.0%	5.0%
Dividend yield	0.0%	0.0%
Expected volatility	70.0%	68.0%
Expected life (years)	10.0	6.0
Weighted average grant date fair value	$0.04	$1.36
Estimated forfeiture rate (1)	0.0%	5.0%

(1) The stock compensation expensed during the period ended June 30, 2009 and June 30, 2010 were insignificant, thus the Company forgoed adjusting the expense for estimated forfeitures. The Company will evaluate the expense for future periods for actual forfeitures

The risk-free interest rate is based on U.S. Treasury Bill rates. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to do so in the foreseeable-future. Expected volatility was based on a market-based implied volatility. The expected term of the options is based on what the Company believes will be representative of future behavior. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The following table presents additional information regarding outstanding and exercisable options at June 30, 2010.

Outstanding				Exercisable
Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
.01 - 2.00	1,000,000	$0.07	9.60	250,000	$0.07
2.01 - 4.00	-	-	-	-	-
4.01 - 5.00	-	-	-	-	-
	1,000,000	$0.07	9.60	250,000	$0.07

As of June 30, 2010 there was $36 of total unrecognized compensation cost related to the non-vested option awards under the Equity Incentive Plan that is expected to be recognized over the remaining vesting period of the non-vested option awards.

Restricted Stock

As of June 2010, there was no unvested restricted common stock outstanding.

Stock–based Compensation Expense

Stock-based compensation expense recognized under the 2005 Equity Incentive Plan for the six months ended June 30, 2010 and 2009 was as follows:

	(Dollars in Thousands)

	Six Months Ended June 30, 2010
	2010	2009
Stock Options	$20	$99

Note 7. Common Stock warrants and Series A Convertible Preferred Stock

There are no warrants outstanding as of June 30, 2010. All warrants were canceled in December 2009 in conjunction with the debt restructuring described in Note 5.

Series A Convertible Preferred Stock

There are 25,000,000 shares authorized of preferred stock with preferences and rights to be determined by our Board of Directors. In December 2009, as part of a debt restructuring, the Board of Directors approved the issuance of 3,000,000 shares of Series A Preferred Stock. At December 31, 2009 there were 2,497,205 shares of Series A Preferred Stock issued and outstanding. During the first quarter of 2010 an additional 200,000 shares of Series A Preferred Stock were issued for a total of 2,697,205 shares of Series A Preferred Stock issued and outstanding at June 30, 2010.

The Series A Preferred Stock was issued to the Bridge Note Holders and the 12% debenture holders as part of a debt restructuring during the fourth quarter of 2009. The Bridge Note Holders received 877,511 shares of Series A Preferred Stock and forgave all previously issued debt. In addition to the receipt of Series A Preferred Stock, the Bridge Note Holders received $700 in cash and received a note for $900 which bears interest at an annual rate of 6%. The Bridge Note Holders also agreed to cancel all their outstanding warrants.

In conjunction with the restructuring, the 12% debenture holders received 119,694 shares of Series A Preferred Stock. In addition, they received a note for $822 which bears interest at an annual rate of 6%. The 12% debenture holders received all interest accrued and payable. The 12% debenture holders also agreed to cancel all their outstanding warrants.

The remaining 1,500,000 shares of Series A Preferred Stock were sold to accredited investors at $2.50 per share. At December 31, 2009 the Company had commitments to purchase all 1,500,000 shares. The Company received $2,396 in cash and the remaining $1,354 was recorded as a subscription receivable. All monies were received by February 24, 2010. During the quarter ended March 31, 2010 an additional 200,000 shares of Series A Preferred Stock were sold to accredited investors at $2.50 per share. The Series A Preferred Stock is convertible into 66.83 shares of common stock per share of Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of a minimum Internal Rate of Return of 25% but no more than three times the investment amount.

As part of the debt restructuring, all options issued to employees under the 2005 Equity Incentive Plan were canceled. Employees received no consideration for the cancellations.

The restructuring of the bridge notes and 12% debentures was accounted for in accordance with ASC 470-60 – Accounting for Troubled Debt Restructuring, and resulted in a gain being recorded for the difference between the fair market value of the Series A Preferred Stock issued and the fair value amount of the debt forgiven and warrants surrendered.

Note 8.  Long-Term Debt

During the fourth quarter of 2009 the Company entered into a restructuring agreement with the Bridge Note Holders. As part of the restructuring, the Bridge Note Holders were to receive $700 in cash and were issued a $900 note. The note bears interest at a 6% annual rate. Interest on the note is payable quarterly. The note is payable starting 15 months from the closing date. The Bridge Note Holders forgave previously issued debt, canceled all the warrants received and received 877,511 shares of Series A Preferred Stock.  Per ASC 470-60 – Accounting for Troubled Debt Restructuring a gain was recorded for the difference between the fair market value of the preferred stock issued and the fair value of the debt forgiven and warrants surrendered.

In connection with the debt restructuring, two long term notes for $900 and $822 both of which bear interest at a rate of 6% per annum. Interest on the note is payable quarterly. The note balance is due in 24 months from the closing date.

All previously issued debt was forgiven in conjunction with the restructuring agreement.

As of July 31, 2010 the Company was in default and interest due June 30, 2010 has not been paid.

 Note 9.  Flooring Facility

During 2010 and 2009, the Company entered into multiple short-term inventory financing arrangements with various investors. The arrangements allow the Company to finance inventory purchases for which interest is accrued at a rate of .50% per week to 1% per week. At June 30, 2010 and 2009 the liability related to such financing arrangements totaled $2,151 and $1,513 respectively. At June 30, 2010 the Company is in default of the terms of the notes. The Company is currently discussing options with the note holders.

Note 10. Segment Information

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

The revenue and gross profit breakdown based on the Company’s five business segments is as follows:
(The Company does not summarize expenses based on the segments).

	(Dollars in Thousands)
	Three months Ended June 30,				Six months Ended June 30,
Net Revenue	2010		2009		2010		2009
uBid,com	$2,215	61.5%	$1,579	53.0%	$4,303	65.3%	$4,264	52.8%
RedTag.com	388	10.8%	119	4.0%	747	11.3%	246	3.0%
RedTag Live	422	11.7%	11	0.4%	422	6.4%	803	9.9%
Dibu Trading Co.	579	16.1%	1,270	42.6%	1,122	17.0%	2,760	34.2%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$3,604	100.0%	$2,979	100.0%	$6,594	100.0%	$8,073	100.0%

Gross Profit
uBid,com	$530	107.7%	$887	84.9%	$1,180	95.1%	$1,801	79.2%
RedTag.com	45	9.1%	17	1.6%	87	7.0%	34	1.5%
RedTag Live	(104)	(21.1)%	2	0.2%	(109)	(8.8)%	187	8.2%
Dibu Trading Co.	21	4.3%	139	13.3%	83	6.7%	252	11.1%
Commerce Innovations	-	-	-	-	-	-	-	-
Total	$492	100.0%	$1,045	100.0%	$1,241	100.0%	$2,274	100.0%

Gross Profit %
uBid,com	23.9%		56.2%		27.4%		42.2%
RedTag.com	11.6%		14.3%		11.6%		13.8%
RedTag Live	(24.6)%		18.2%		(25.8)%		23.3%
Dibu Trading Co.	3.6%		10.9%		7.4%		9.1%
Commerce Innovations	-		-		-		-
Total	13.7%		35.1%		18.8%		28.2%

Note 11. Related Party Transactions

At June 30, 2010, the Company had an outstanding balance of $176 in unpaid Board of Directors fees. A member of the Company’s Board of Directors has provided inventory financing during the six months ended June 30, 2010 and was owed $234 in loan principal at June 30, 2010.

Note 12. Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, considering we realize the assets and liquidate the liabilities in the normal course of business. As of June 30, 2010 we had accumulated a deficit of approximately $57 million.  Over the last twelve years and through the second quarter of 2010, we have incurred losses due to operational problems, capital constraints and a change in our business model. During 2006 and 2007 the Company’s operations were funded by the capital raised during our 2005/2006 private offerings. During 2008 the Company had fully utilized these funds and drew on our bank line of credit. However, after the second quarter of 2008 the Company did not meet the established bank covenants and was required to pay off the outstanding balance. Due to the Company’s recurring losses we could not obtain new bank financing. Instead during 2008, 2009 and 2010 we received financing from our investors to fund our operations through the issuance of various debt instruments. We have also utilized short term financing deals in order to make inventory purchases. During 2009 the Company restructured our financing, reducing our debt from $4.6 million to $1.9 million. We also issued preferred stock, raising approximately $4.2 million. Most of this capital raised was used to pay off our outside vendors therefore we need to either raise additional capital, obtain financing or increase revenue in order for operations to continue. The current credit market remains volatile which affects our ability to raise long-term capital financing and inventory financing needed to run our business. This, coupled with our lack of cash, significantly reduces the Company’s ability to pursue the plans noted below. This creates substantial doubt about our ability to continue as a going concern.

Management’s plans to continue operations consist of the following:

•	Negotiate loan default cures with lenders,
•	Increase available inventory for sale through establishing an asset based lending credit line (ABL) of approximately $3,000,
•	Raise additional long term equity capital,
•	Increase revenues through focused marketing to customers in our robust data base reestablishing our sites as ones that appeal to the diversified demographics of the group,
•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,
•
Increase revenues by completing the installation of our ERP application allowing us to provide all the requirements necessary for our vendors and Certified Merchants to sell product through us both domestically and globally,

•	Increase revenues through the introduction of transaction fees and restructuring of CM vendor rate card, and
•	Execute revised business plan under new leadership and expanded board.

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

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date financial statements were issued.

The Convertible Notes with a balance of $758 matured on June 29, 2010 and principal and interest due were unpaid as of the date the financial statements were issued. The Convertible Notes are convertible in the event of a default for the failure to make any payment of interest or principal when due.   In the event of a default, the note holders at their sole discretion can elect to convert a portion of the note to shares of common stock at $0.10 per share. The Company is currently conducting negotiations with the convertible note holders.

During 2010 and 2009, the Company entered into multiple short-term inventory financing arrangements with various investors. At July 31, 2010 the Company is in default of the terms of the notes. The Company is currently discussing options with the note holders.

On August 6, 2010, Amy Powers, Vice President Technology and Commerce of Enable Holdings, Inc. (the "Company") resigned to pursue new business opportunities. The Company is beginning the process of analyzing replacement options.

On August 6, 2010, Timothy E. Takesue, Executive Vice President Merchandising of the Company resigned from his current position and effective immediately took on the position of Vice President Special Projects.

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

We sell merchandise through the CM Program channel by allowing prescreened third party merchants to sell their product through our online marketplace to consumers and business. On this merchandise, we do not take title and therefore do not bear the related inventory risk. In the CM Program, we are the primary obligor to whom payment is due, but we bear no inventory or returns risk, so we record only our commission as revenue. Through the Managed Supply channel, we sell inventory that is consigned to us. The inventory is either stored at our warehouse or at the sellers’ therefore the Company records only its commission as revenue. We purchase merchandise outright in the Cash Recovery channel and sell to consumers and businesses. On this merchandise, we bear the inventory, return and credit risk. The full sales amount is recorded as revenue upon verification of the credit card transaction and shipment of the merchandise. In all instances where the credit card authorization has been received but merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped.

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

 Our current seven proprietary selling solutions within the five operating divisions are:

•	uBid.com: Our flagship website, which has operated for 13 years. The website allows merchants to sell excess inventory and allows consumers to buy products in an auction price format.

•	RedTag.com: Our fixed price internet site offers name brand merchandise with a low shipping and handling fee of only $1.95.

•	RedTag Live: Our live liquidation group, dedicated to selling through the traditional in-store sales and live liquidation sales.

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

The Company’s current financial results during the first and second quarter of 2010 as well as results in 2008 and 2009 were negatively impacted by the planned change in the business model and the severe global economic downturn. We have made major changes to our traditional operations as we transition to the new business model.

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

Key Business Metrics : We periodically review key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

	2010		2009				2008
uBid.com	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3
GMS (in thousands)	$4,238	$4,604	$4,103	$5,113	$9,555	$11,821	$12,374	$14,385
Number of Orders (in thousands)	35	36	43	52	70	81	94	95
Average Order Value	$121	$126	$95	$98	$137	$145	$131	$152
Visitors to Bidders %	3.2%	3.2%	2.5%	1.8%	3.3%	3.1%	2.9%	3.3%
Auctions Closed (in thousands)	720	441	367	371	373	377	383	215
Auction Success Rate	3.7%	6.6%	9.1%	10.0%	13.0%	14.4%	15.0%	26.6%

RedTag.com [1]
GMS (in thousands)	$526	$399	$288	$386	$140	$143	$474	$304
Number of Orders (in thousands)	5	4	3	3	2	2	5	3
Average Order Value	$113	$101	$86	$122	$88	$83	$96	$119
Visitors to Bidders %	15.0%	15.0%	17.0%	10.4%	3.5%	9.6%	30.2%	15.1%

(1)	RedTag.com was first launched in August 2008.

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

        Average Order Value: Average order value is the ratio of gross merchandise sales divided by the number of orders shipped within a given time period. We analyze average order value by category primarily to manage costs and other operating expenses.

        Visitors to Bidder %: The percentage of visitors that bid on an auction item. We use this as a measure of the effectiveness of advertising.

        Auctions Closed: A closed auction is an auction that has ended because it reached the scheduled closing time for that auction. Auctions closed include both successful auctions and auctions with no bids.

        Auction Success Rate: The percentage of closed auctions that were successful and received at least one bid.

Reconciliation of GMS to GAAP
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Direct	$2,390	$864	$4,772	$2,729
UCM	$2,375	$8,910	$4,995	$18,912
Business to Business	$579	$1,271	$1,122	$2,760
Total GMS	$5,344	$11,045	$10,889	$24,401

Cancellations	(125)	(791)	(240)	(1,704)

Backlog	137	60	70	110

GAAP Entry	(1,560)	(7,055)	(3,766)	(13,963)

Returns	(192)	(280)	(359)	(771)

Net Sales	$3,604	$2,979	$6,594	$8,073

GMS	Total revenue in auctions closed and Business to Business transactions
Cancellations	Auctions that will not be shipped due to credit and other issues
Backlog	Auctions & orders pending review in credit & approved orders at warehouse pending shipment
GAAP Entry	Entry required to eliminate sales under revenue sharing and commission arrangements under accounting principles generally accepted in the United States of America ("GAAP")
Returns	Credits issued to customers for return products and customer satisfaction and related reserves

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

 Our revenue is dependent in part on sales of products produced by or purchased from several vendors.  The following vendors accounted for revenues greater than 5% of our total revenues in the six months ended June 2010 and 2009. No other supplier represented more than 5% of our net revenues for any period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vendor	2010	2009	2010	2009
Hewlett Packard Company	38.4%	42.2%	36.9%	42.1%
Always - at - Market	6.8%	6.5%	3.7%	6.4%
Global Phoenix Computer	5.4%	4.0%	4.9%	3.6%

Cost of Revenues: Cost of revenues primarily consists of the cost of the product and inbound and outbound shipping. There is no cost of revenues for the CM Program and Managed Supply revenues. Cost of revenues does not include order fulfillment costs, which are included in general and administrative expenses.

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

Results of Operations (Dollars in Thousands)

Comparison of three months ended June 30, 2010 and 2009
(Dollars in thousands, except per share data and average order value)

The  below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in quarter ended June 2010 as compared to June 2009. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	(Dollars in Thousands)
	Three months ended June 30,
	2010		2009		Increase (Decrease)
Net Revenues:
uBid.com	$2,215	61.5%	$1,579	53.0%	$636	40.3%
RedTag.com	388	10.8%	119	4.0%	269	226.1%
RedTag LIVE	422	11.7%	11	0.4%	411	3736.4%
Dibu Trading Co.	579	16.1%	1,270	42.6%	(691)	(54.4)%
Total Net Revenues	3,604	100.0%	2,979	100.0%	625	21.0%

Gross Profit:
uBid.com	530	14.7%	887	29.8%	(357)	(40.2)%
RedTag.com	45	1.2%	17	0.6%	28	164.7%
RedTag LIVE	(104)	(2.9)%	2	0.1%	(106)	(5300.0)%
Dibu Trading Co.	21	0.6%	139	4.7%	(118)	84.9%
Total Gross Profit	492	13.7%	1,045	35.1%	(553)	(52.9)%

General and administrative	1,777	49.3%	2,857	95.9%	(1,080)	(37.8)%
Sales and marketing	146	4.1%	293	9.8%	(147)	(50.2)%
Total operating expenses	1,923	53.4%	3,150	105.7%	(1,227)	(39.0)%
Loss from operations	(1,431)	(39.7)%	(2,105)	(70.7)%	674	32.0%
Interest expense, net	(930)	(25.8)%	(537)	(18.0)%	393	73.2%
Miscellaneous income/(expense)	(10)	(0.3)%	(22)	(0.7)%	12	(54.5)%
Loss on financial instruments	-	0.0%	(356)	(12.0)%	356	100.0%
Net Loss	$(2,371)	(65.8)%	$(3,020)	(101.4)%	$649	(21.5)%

Revenue and Gross Profit

Web Properties:  uBid.com and RedTag.com

Net revenue for the web properties increased $905 or 53.3% and gross profit decreased $329 or 36.4% in the quarter ended June 30, 2010 compared to the same period in 2009. Visitors to the two web properties decreased 501 or 26.5%.  The decline in revenue was primarily in the Certified Merchant channel as merchants reduced the amount of postings due to payment history and declining visitor traffic.  The decrease in the Certified Merchant channel was partially offset by a $1,570 increase in the Direct channel attributable to increased inventory levels due to the availability of inventory financing. The gross margin dollars decreased $329 on lower sales volumes. The gross margin percentage decreased to 22.0% from 53.2% as sales volume in the Certified Merchant channel decreased $2,346 or 55.0%. The gross margin percentage will fluctuate based on the sales mix of Direct to Certified Merchant volumes as on Certified Merchant sales the Company records only its commission as revenue so the resulting gross margin is 100.0%.

Offline Sales Channels: Dibu Trading Co. and RedTag Live

Net revenue for the offline sales channels decreased approximately 21.9% in the second quarter of 2010 as compared to 2009, which was due to a decrease in Dibu trading revenues of $691 or 54.4% due to slower sales volumes and liquidity constraints. A live liquidation event was held in Omaha, NE during the current period and contributed $422 to the offline sales channel revenue.

The live liquidation event resulted in a negative gross profit as merchandise was discounted deeply in an effort to increase traffic to the event and reduce transportation costs from the event back to the Itasca facility.

Sales, General and Administrative Expenses

Sales and marketing, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, including online marketing activities, order fulfillment and other costs, such as personnel, rent, warehouse and handling, common area maintenance, depreciation, credit card processing charges, insurance, legal and accounting fees. The following is a summary of the SG&A expenses:

	(Dollars in Thousands)
	Three months ended
	June 30,
	2010	2009	Increase (Decrease)
Salary and Benefits	$723	$1,189	$(466)
Advertising	122	230	(108)
RedTag Live Events	306	99	207
Credit Card Fees	151	258	(107)
Legal, Audit, Insurance & Regulatory Fees	184	554	(370)
Consulting and Outside Services	25	98	(73)
Warehouse	8	128	(120)
Stock Based Compensation	3	69	(66)
Telecommucations, Hardware and Storage	130	187	(57)
Depreciation & Amortization	167	159	8
Other SG&A	20	25	(5)
Facility Fees	61	98	(37)
Travel	21	38	(17)
Dues & Subscriptions	2	18	(16)
	$1,923	$3,150	$(1,227)

SG&A expenses decreased $1,227 or 38.95% in the quarter ended June 2010 as compared to the quarter ended June 2009.  The primary reason for the decrease in these expenses was the implementations of several cost reduction initiatives starting in November 2009. The primary categories contributing to the decrease are as follows:

•
Salary and benefits expenses decreased $466 or 39.19% in the quarter ended June 2010 due staff reductions and salary reductions. Most senior managers and other managers took salary reductions starting in November 2009 ranging from 10% to over 60%.

•	Advertising expenses decreased $108 or 46.96% due to the continued elimination of advertising campaigns due to liquidity constraints

•	RedTag Live event expenses increased $207 or 209.09% due to a live liquidation event held in Omaha, NE during the current period.

•	Credit card fees decreased $107 or 41.47% due to decreased sales volume.

•	Legal, audit, insurance, and other regulatory fees decreased $370 or 66.79% primarily due to fees incurred in the convertible debt issuance during the six months ended June 30, 2009.

•	Consulting and outside services decreased $73 or 74.49% as we continued to eliminate outside services and consulting contracts.

•	Warehouse expense decreased $120 or 93.75% primarily as a result of the relocation to a multi-use facility that includes a warehouse for in-house order fulfillment.

Interest Expense

Interest expense increased $393 due to interest expense of $682 on the beneficial conversion option on the Convertible Notes issued during the three months ended June 30, 2010. Interest expense on warrants issued during the three months ended June 30, 2009 was $364. All warrants were canceled in 2009 in conjunction with the restructure.

 Net Losses

The Company experienced a net loss of $2,371 or $0.12 per share for the three months ended June 30, 2010 compared to a net loss of $3,020 or $0.16 per share for the three months ended June 30, 2009. Net loss decreased due to lower operating costs resulting from cost reduction measures imposed starting in the fourth quarter of 2009.

Miscellaneous Expense

Miscellaneous expense of $10 was recorded during the three months ended June 30, 2010. The expense resulted from the settlement of a legal dispute related to intellectual property.

Comparison of six months ended June 30, 2010 and 2009
(Dollars in thousands, except per share data and average order value)

The below sets forth certain data from our statement of operations as a percentage of net revenues as well as the increase (decrease) in the six months ended June 2010 as compared to June 2009. This information should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	Six months ended June 30,
	2010		2009		Increase (Decrease)
Net Revenues:
uBid.com	$4,303	65.3%	$4,264	52.8%	$39	0.9%
RedTag.com	747	11.3%	246	3.0%	501	203.7%
RedTag LIVE	422	6.4%	803	9.9%	(381)	(47.4)%
Dibu Trading Co.	1,122	17.0%	2,760	34.2%	(1,638)	(59.3)%
Total Net Revenues	6,594	100.0%	8,073	100.0%	(1,479)	(18.3)%

Gross Profit:
uBid.com	1,180	17.9%	1,801	22.3%	(621)	(34.5)%
RedTag.com	87	1.3%	34	0.4%	53	155.9%
RedTag LIVE	(109)	(1.7)%	187	2.3%	(296)	(158.3)%
Dibu Trading Co.	83	1.3%	252	3.1%	(169)	(67.1)%
Total Gross Profit	1,241	18.8%	2,274	28.2%	(1,033)	(45.4)%

General and administrative	3,236	49.1%	5,724	70.9%	(2,488)	(43.5)%
Sales and marketing	290	4.4%	588	7.3%	(298)	(50.7)%
Total operating expenses	3,526	53.5%	6,312	78.2%	(2,786)	(44.1)%
Loss from operations	(2,285)	(34.7)%	(4,038)	(50.0)%	1,753	(43.4)%
Interest expense, net	(1,052)	(16.0)%	(1,229)	(15.2)%	177	14.4%
Miscellaneous income (expense)	45	0.7%	(22)	(0.3)%	67	(304.5)%
Loss on financial instruments	-	0.0%	(404)	(5.0)%	(404)	100.0%
Net Loss	$(3,292)	(49.9)%	$(5,693)	(70.5)%	$2,401	(42.2)%

Revenue and Gross Profit

Web Properties:  uBid.com and RedTag.com

Net web property revenue increased 12.0% and gross profit decreased 31.0% in the six months ended June 30, 2010 compared to the same period in 2009. Visitors to the two web properties decreased 1,247 or 30.0%.  The increased revenue was primarily attributable to a $501 or 203.7% increase in revenue in the Redtag.com sales channel. The increased revenue in the RedTag.com channel is primarily attributable to increases in traffic resulting from “Deal-of-the-Day” promotions.

Offline Sales Channels: Dibu Trading Co. and RedTag Live

Net revenue for the offline sales channels decreased 56.7% in the six months ended June 30, 2010 as compared to 2009. Capital constraints caused lower inventories in the offline channels resulting in decreased Dibu revenues. RedTag Live revenue decreased $381 or 47.4% in the six months ended June 30, 2010 compared to June 2009.  The decrease resulted from decreased results from a live liquidation event held in Omaha, NE in the current period compared to a live liquidation event in South Florida in the same period of the prior year.

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

	(Dollars in Thousands)
	Six months ended
	June 30,
			Increase
	2010	2009	(Decrease)
Salary and Benefits	$1,353	$2,376	$(1,023)
Advertising	243	436	(193)
RedTag Live Events	306	461	(155)
Credit Card Fees	321	538	(217)
Legal, Audit, Insurance & Regulatory Fees	410	898	(488)
Consulting and Outside Services	34	234	(200)
Warehouse	15	303	(288)
Stock Based Compensation	20	99	(79)
Telecommucations, Hardware and Storage	258	339	(81)
Depreciation & Amortization	335	278	57
Other SG&A	44	46	(2)
Facility Fees	142	172	(30)
Travel	42	69	(27)
Dues & Subscriptions	3	63	(60)
	$3,526	$6,312	$(2,786)

SGA expenses decreased $2,787 or 44.1% for the six months ended June 2010 as compared to the same period June 2009. The primary categories contributing to the decrease are as follows:

•	Salary and benefits expenses decreased $1,023 or 43.06% due to staff and salary reductions,

•	Advertising expenses decreased $193 or 44.27% due to the elimination of ineffective advertising campaigns and liquidity constraints.

•	Credit card fees decreased $217 or 40.33% due to the decrease in sales volume at the web properties.

•	Legal, audit, insurance, and other regulatory fees decreased $488 or 54.34% primarily due to fees incurred in the convertible debt issuance in the prior period.

•	Consulting and outside services decreased $200 or 85.5% as we continued to eliminate outside services and consulting contracts.

•	Warehouse expense decreased $288 or 95.05% primarily as a result of the relocation to a multi-use facility that includes a warehouse for in-house order fulfillment.

Interest Expense

Interest expense decreased $177 due to interest expense of $682 on the beneficial conversion option on the Convertible Notes issued during the six months ended June 30, 2010.  Interest expense on warrants issued during the six months ended June 30, 2009 was $818. All warrants were canceled in 2009 in conjunction with the restructure. Interest expense related to inventory financing was $357 and $129 for the six months ended June 2010 and 2009, respectively.

Net Losses

The Company experienced a net loss of $3,292 or $0.17 per share for the six months ended June 30, 2010 compared to a net loss of $5,693 or $0.29 per share for the six months ended June 30, 2009. The net loss decreased primarily due to cost reductions.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2010 was $4,403 compared to $2,083 used in the six months ended June 30, 2009. The significant change in net cash provided by operating activities was primarily due to the decrease in accounts payable of $1,432 compared to an increase of $1,774 during the same period of the prior year. The increase in inventories of $485 also contributed to the net cash used in operating activities. Cash raised in the financing that closed on February 24, 2010 was used to pay vendors and purchase inventories to impact the sales generated. The improvement in the net loss compared to the same period in the prior year also reduced the net cash required for operating activities.

Net cash used in investing activities was $51 and $290 for the six months ended June 30, 2010 and 2009, respectively. The decrease in net cash used was due to lower capital spending.

Net cash provided by financing activities was $3,516 for the six months ended June 30, 2010, compared to $2,358 for the same period last year. The increase in cash provided is a result of the sale of preferred stock and increased borrowing to purchase inventories on the flooring facility and through the issuance of convertible notes. A payment of $700 was made to a Bridge Note Holder during the six months ended June 30, 2010.

The Convertible Notes matured on June 29, 2010 and principal and interest due were unpaid as of the date the financial statements were issued. The Convertible Notes are convertible in the event of a default for the failure to make any payment of interest or principal when due.   In the event of a default, the note holders at their sole discretion can elect to convert a portion of the note to shares of common stock at $0.10 per share. The Company is currently in default and is conducting negotiations with the convertible note holders.

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

On March 31, 2010, in conjunction with the issuance of our annual report, our auditors issued a qualified opinion which raised substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this condition consist of, but are not limited to the following:

•	Negotiate loan default cures with lenders,
•	Increase available inventory for sale through establishing an asset based lending credit line (ABL) of approximately $3,000,
•	Raise additional long term equity capital,
•	Increase revenues through focused marketing to customers in our robust data base reestablishing our sites as ones that appeal to the diversified demographics of the group,
•	Increase revenues through the introduction of diversified product lines to serve the asset recovery industry,
•
Increase revenues by completing the installation of our ERP application allowing us to provide all the requirements necessary for our vendors and Certified Merchants to sell product through us both domestically and globally,

•	Increase revenues through the introduction of transaction fees and restructuring of CM vendor rate card, and
•	Execute revised business plan under new leadership and expanded board.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that ended June 30, 2010 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a result of the tightening credit market (including uncertainties with respect to financial institutions and the global credit markets), increases in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers and vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if the Company is not successful in securing financing, it may not be able to pay, or may delay payment of, accounts payables owed to its vendors which may adversely affect the Company’s ability to procure additional materials and services needed to meet its customer’s requirements. The Company is in default of the terms of the Convertible Notes and is in default of the terms of notes issued for multiple short-term inventory financing arrangements with various investors. The Company is currently conducting negotiations with the note holders and the outcome of the negotiations is uncertain. If economic conditions in the United States and other key parts of the world deteriorate further or do not show improvement, the Company may experience material adverse impacts to its business and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2010, options to purchase an aggregate of 1,000,000 shares of the Company’s common stock were granted to Patrick L. Neville who became the Chief Executive Officer of the Company. The options have a term of ten years and vest over a four year period annually beginning 25% on the date of grant and 25% over the next three anniversaries of the date of grant.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

As noted in Note 13 Subsequent Events, the Company is in default of the terms of the Convertible Notes and is in default of the terms of notes issued for multiple short-term inventory financing arrangements with various investors. The Company is currently conducting negotiations with the note holders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2010 Annual Meeting was held on May 11, 2010.  The votes cast with respect to each item of business properly presented at the meeting are as follows:

1.
The stockholders elected (i) Donald Miller, to serve until his term expires at the 2012 Annual Meeting or until his successor is elected and qualified; (ii) Casey L. Gunnell and Patrick L. Neville, to service until their terms expire at the 2013 Annual Meeting or until either of their successors are elected and qualified; and (iii) Jeffry Parell, to serve until his term expires at the 2011 Annual Meeting or until his successor is elected and qualified.

	For	Withheld Authority
Donald Miller	114,119,514	53,540
Casey L. Gunnell	114,119,514	53,540
Patrick L. Neville	114,119,514	53,540
Jeffry Parell	114,119,514	53,540

2.	The stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 300,000,000.

For	113,393,143
Against	2,694,571
Abstain	2,673,480

3.	The stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the Enable Holdings, Inc. 2005 Equity Incentive Plan to 25,000,000.

For	107,576,947
Against	6,675,107
Abstain	1,000

4.	The stockholders ratified BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010.

For	108,706,758
Against	26,609
Abstain	27,827

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 13, 2010.

ENABLE HOLDINGS, INC.

By:	/s/ Miguel A Martinez, Jr.
Name: Miguel A. Martinez, Jr.
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)